Form 10-Q
period 2021-09-30
MOUNTAIN TOP PROPERTIES, INC.
filed 2021-11-16
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-56298

MOUNTAIN TOP PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5544183
(State or other jurisdiction of incorporation or organization)	(IR.S. Employer Identification No.)

1303 Wakefield Court
Winnabow, North Carolina	28479
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,363 shares of common stock as of November 16, 2021.

PART 1 FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIESGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF C O N T E N T S

F-1

Mountain Top Properties, Inc.
Balance Sheets
September 30, 2021 and December 31, 2020
(Unaudited)
	September 30,	December 31,
	2020	2019

ASSETS
Current assets:
Cash and cash equivalents	$ 60	$ -
Total current assets	60	-

Fixes Assets	4,756	5,640

Total assets	$ 4,816	$ 5,640

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable – related party	$ 21,748	$ 15,733
Accrued expenses	-	2,000
Total current liabilities	21,748	17,733

Total liabilities	21,748	17,733

Stockholders' deficit:
Preferred stock: par value $0.001 per share, 100,000,000
Shares authorized; 100,000,000 & 780,000 shares issued
As of September 31, 2021& December 31, 2020	10,000	780
Common stock: par value $0.001 per share, 800,000,000
shares authorized, 250,108,353 shares issued and outstanding
as of September 30, 2021 and December 31, 2020	25,010	25,010
Additional paid-in capital	62,023	62,022
Accumulated deficit	(113,964)	(99,203)
Total stockholders' deficit	(16,931)	(12,093)

Total liabilities and stockholders' deficit	$ 4,817	$ 5,640

The accompanying notes are an integral part of these unaudited financial statements

Mountain Top Properties, Inc.
Statements of Operations
Three and Nine Months Ended September 30, 2021 AND 2020
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$ -	$ -	$ -	$ -
Costs of revenues	-	-	-	-
Gross Profit	-	-	-	-

Operating expenses:
General and administrative expenses	31		165	572
Professional fees	1,730		13,010	10,260
Depreciation expenses	528	-	1,585	-
Total operating expenses	2,289	-	14,760	10,832

Loss from operations	(2,289)	-	(14,760)	(10,832)

Income tax provision	-	-	-	-

Net loss	$ (2,289)	$ -	$ (14,760)	$ (10,832)

Income (loss) per share – basic and diluted:	$ (0.00)	$ -	$ (0.00)	$ -

Weighted average number of
common shares outstanding - basic and diluted	250,108,353		250,108,353

The accompanying notes are an integral part of these unaudited financial statements

Mountain Top Properties, Inc.
Statement of Cash Flows
(Unaudited)

	For the three Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(14,760)	$ -
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation expense	884	-
Changes in assets and liabilities
Increase (decrease) in accrued expenses	(2,000)	-
Increase (decrease) in accounts payable - related parties	6,014	4,000
Net cash provided by (used in) operating activities	9,862	4,000

Cash Flows from Investing Activities	-	-

Financing Activities:
Preferred Stock	9,922	-
Cash Flows from Financing Activities	9,922	-

Net increase (decrease) in cash	60	4,000
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ 60	$ 4,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited financial statements

F-4

Mountain Top Properties, Inc.
Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020
					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	780,000	$ 78	250,108,353	$ 25,010	$ 62,022	$ (99,203)	$ (12,093)
Issuance of preferred shares	99,220,000	9,922	-	-	-	-	9,922
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(8.618)	(8,618)
Balance at March 31, 2021	100,000,000	10,000	250,108,353	25,010	62,022	(107,821)	(10,789)
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(3,853)	(3,853)
Balance at June 30, 2021	100,000,000	10,000	250,108,353	25,010	62,022	(111,674)	(14,642)
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(2,290)	(2,290)
Balance at September 31, 2021	100,000,000	$10,000	250,108,353	$ 25,010	$ 62,022	$ (113,964)	$ (16,932)

Balance at December 31, 2019	780,000	$ 78	250,108,353	$ 25,010	$ 62,022	$ (87,672)	$ (562)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-
Balance at March 31, 2020	780,000	78	250,108,353	25,010	62,022	(87,672)	(562)
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-
Balance at June 30, 2021	780,000	78	250,108,353	25,010	62,022	(87,672)	(562)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-
Balance at September 30, 20209	780,000	$ 78	250,108,353	$ 25,010	$ 62,022	$ (87,672)	$ (562)

The accompanying notes are an integral part of these unaudited financial statements
F-5

Mountain Top Properties, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2021 and 2020

NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Business description

The financial statements presented are those of Mountain top Properties, Inc. (the “Company”). The Company was incorporated under the laws of the State of Nevada on November 6, 1990 to conduct business formerly carried on by its predecessor ACI Asset Management, Inc. until April, 2005.  The Company then changed its name from ACI Management, Inc. to Interactive Development, Inc. and operated under that name until July 2005 when it changed its name from Interactive Development, Inc. to Baby Bee Bright Corp.  The Company changed its name again in May 2006 to from Baby Bee Bright Corp to Lab Holdings, Inc. and changed its name again to our current name in December 2006.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in the unaudited financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2020 filed with Securities Exchange Commission on June 30, 2021.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than estimate with reference to useful life of assets, deprecation and the assumption that the Company is a going concern.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of three months or less to be cash equivalents.

Property and equipment

Property and equipment are stated at cost, less accumulated depreciation provided on the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Expenditures for renewals or betterments are capitalized, and repairs and maintenance are charged to expense as incurred the cost and accumulated depreciation of assets sold or otherwise disposed of are removed from the accounts, and any gain or loss thereon is reflected in operations.

Mountain Top Properties, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2021 and 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated Useful Life
Furniture and Fixtures	3 years
Computer Equipment	3 years
Vehicles	5-10 years

Revenue Recognition

The Company did not have any revenues from continuing operations for the periods presented. The Company’s policy is that revenues will be recognized when control of the product is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Results for reporting periods beginning after January 1, 2020 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We did not have any cumulative impact as a result of applying Topic 606.

Net loss per common share – basic and diluted

Authoritative guidance on Earnings per Share requires dual presentation of basic and diluted earnings or loss per share (“EPS”) for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution; diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Basic loss per share is computed by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if dilutive securities and other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company, unless the effect is to reduce a loss or increase earnings per share.

Stock-based compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services.

During the nine months years ended September 30, 2021, there were no stock based awards issued or outstanding .

Fair value of financial instruments

We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures.

ASC 820 describes three levels of inputs that may be used to measure fair value, as follows:

Level 1 input, which include quoted prices in active markets for identical assets or liabilities;

Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and

Mountain Top Properties, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2021 and 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2021.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accrued expenses and related party accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Commitments and contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Recently Issued and Adopted Accounting Standards

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented.

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $113.964 as of September 30, 2021. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Mountain Top Properties, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2021 and 2020

NOTE 3. GOING CONCERN (Continued)

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Risk & uncertainties associated with Covid-19

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and Kazakhstan. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased. Total balances as of September  30, 2021 and December 31, 2020 net of depreciation are $4,756 and $5,640 respectively.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the nine months ended September  30, 2021, the company recorded $1,585 in depreciation expense.

NOTE 5. ACCOUNT PAYABLE - RELATED PARTY

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by officers, directors, or shareholders. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances are considered temporary in nature and have not been formalized by a promissory note.

Since 2019, the Company’s CEO loaned the Company for paying off professional, legal and other administrative expenses. Amount outstanding as of September 30, 2021, and December 31,2020 are $21,748 and $17,733 respectively. These amounts are non-interest bearing, due upon demand and unsecured.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share. On February 11, 2021, the company has filed a certificate of designation for the series A convertible Preferred Stocks and the company now gives control of the company and issued 99,220 shares of Series A convertible Preferred Stock to Friction and Heat LLC.

As of September 30, 2021- 879,220 shares of Series A Preferred Stock were issued and outstanding.

Common stock

The company is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share. As of September 30, 2020, the Company had 250,108,353 shares of its common stock issued and outstanding.

Mountain Top Properties, Inc.

Notes to Financial Statements

For the nine months ended September 30, 2021 and 2020

NOTE 7. COMMITMENT AND CONTINGENCIES

In response to the COVID-19 pandemic, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law in March 2020. The CARES Act lifts certain deduction limitations originally imposed by the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”). Corporate taxpayers may carryback net operating losses (NOLs) originating between 2018 and 2020 for up to five years, which was not previously allowed under the 2017 Tax Act. The CARES Act also eliminates the 80% of taxable income limitations by allowing corporate entities to fully utilize NOL carryforwards to offset taxable income in 2018, 2019 or 2020. Taxpayers may generally deduct interest up to the sum of 50% of adjusted taxable income plus business interest income (30% limit under the 2017 Tax Act) for 2019 and 2020. The CARES Act allows taxpayers with alternative minimum tax credits to claim a refund in 2020 for the entire amount of the credits instead of recovering the credits through refunds over a period of years, as originally enacted by the 2017 Tax Act.

In addition, the CARES Act raises the corporate charitable deduction limit to 25% of taxable income and makes qualified improvement property generally eligible for 15-year cost-recovery and 100% bonus depreciation. The enactment of the CARES Act did not result in any material adjustments to our income tax provision.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2021, through July 31, 2021. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2021

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward Looking Statements

This section and other parts of this Form 10-Q quarterly report includes "forward-looking statements", that involves risks and uncertainties. All statements other than statements of historical facts, included in this Form 10-Q that address activities, events, or developments that we expect or anticipate will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters, and other such matters are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. These statements are based upon certain assumptions and analyses made by us in light of our experience and our perception of historical trends, current conditions and expected future developments as well as other factors that we believe are appropriate in the circumstances. However, whether actual results and developments will conform to our expectations and predictions is subject to a number of risks, uncertainties, and other factors, many of which are beyond our control.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Overview

Mountain Top Properties, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on November 6, 1990.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIOMS

Working Capital

	September 30,	September 30,
	2021	2020

Current Assets	$4,816	$5,640
Current Liabilities	21,748	17,733
Working Capital (Deficit)	$(16,932)	$(12,093)

Cash Flows

	September 30,	September 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$(9,862)	$4,000
Cash Flows from (used in) Financing Activities	9.922	-
Net Increase (decrease) in Cash During Period	$60	$4,000

Operating Revenues

We have generated revenues of $0 for the three months and nine ended September 30, 2021 and $0 for the three months and nine months ended September 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2021 were $2,289 compared with $0 for the three months ended September 30, 2020.  Operating expenses for the three months ended September 30, 2021 consisted of general and administrative expenses of $31 compared to $0 for the three months ended September 30, 2020, professional expenses of $1,730 compared to $0 for the three months ended September 30, 2020, and depreciation expenses of $528 compared to $0 for the three months ended September 30, 2020,.

Operating expenses for the nine months ended September 30, 2021 were $14,760 compared with $10,832 for the nine months ended September 30, 2020.  Operating expenses for the nine months ended September 30, 2021 consisted of general and administrative expenses of $165 compared to $572 for the nine months ended September 30, 202, professional expenses of $13,010 compared to $10,260 for the nine months ended September 30, 2020, and depreciation expenses of $1,585 compared to $0 for the nine months ended September 30, 2020,.

During the three months ended September 30, 2021, the Company recorded a net loss of ($2,289) compared with net loss of $0 for the three months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company recorded a net loss of ($14,760) compared with net loss of $(10,832) for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company's cash balance was $60 compared to cash balance of $0 at December 31, 2020.  As of September 30, 2021, the Company's total assets were $4,816 compared to total assets of $5,640 as at December 31, 2020.

As of September 30, 2021, the Company had total liabilities of $21,748 compared with total liabilities of $17,732 as of year-end December 31, 2020.  Liabilities for the nine months ended September 30, 2021 consisted of accounts payable of $21,748 compared to $4,000 for the year-end December 31, 2020.

Cashflow from Operating Activities

During the nine months ended September 30, 2021 the Company used ($9,862) of cash for operating activities compared to the use of $0 of cash for operating activities during the nine months ended September 30, 2020.

Cashflow from Financing Activities

During the nine months ended September 30, 2021 the Company received cash from financing activities of $9,922 as compared to $0 for the nine months ended September 30, 2020.

Subsequent Developments

None.

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Future Financing

The Company will consider selling securities in the future to fund operations.  There is no assurance that we will achieve any additional sales of the equity securities or arrange for debt or other financing to fund our operations and other activities.

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally  accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our consolidated financial statements. A complete summary of these policies is included in the notes to our consolidated financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from the fact that the area in which we do business is highly competitive and constantly evolving. The market in which we do business is highly competitive and constantly evolving. We face competition from the larger and more established companies, from companies that have greater resources, including but not limited to, more money, and greater ability to expand their markets also cut into our potential customers. Many of our competitors have longer operating histories, significantly greater financial strength, nationwide advertising coverage and other resources that we do not have.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this quarterly report on Form 10-Q such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.

The material weakness relates to the lack of segregation of duties in financial reporting, as our financial reporting and all accounting functions are performed by an external consultant with no oversight by a professional with accounting expertise. Our CEO/CFO does not possess accounting expertise and our company does not have an audit committee. This weakness is due to the company's lack of working capital to hire additional staff. To remedy this material weakness, we intend to engage another accountant to assist with financial reporting as soon as our finances will allow.

Changes in Internal Control over Financial Reporting

Except as noted above, there have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not Applicable

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	MINE SAFETY DISCLOSURE.

Not Applicable

ITEM 5.	OTHER INFORMATION

None

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 16, 2021	Mountain Top Properties, Inc..

By: /s/Anthony Teece
Anthony Teece, Chief Executive Officer, Chief Financial Officer & President