Form 10-Q/A
period 2021-09-30
MOUNTAIN TOP PROPERTIES, INC.
filed 2021-12-07
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,363 shares of common stock as of December 7, 2021 .

EXPLANATORY NOTE

Mountain Top Properties, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (the “Original Form 10-Q”), as originally filed with the Securities and Exchange Commission (the “SEC”) on November 16, 2021, to correct nonrecording of a significant financial transaction discovered after the filing of the Original Form 10-Q.

At a Board meeting held on November 8, 2021, the Company approved debt conversion of $18,295 into stock.  It was resolve that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC.

In accordance with Rule 12b-15 under the Exchange Act, the Company is including in this Amendment certifications from its principal executive officer and principal financial officer as required by Rule 13a-14(a) or Rule 15d-14(a) of the Exchange Act as exhibits to this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Form 10-Q.  This Amendment should be read in conjunction with the Original Form 10-Q and with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-Q.

PART 1 FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIESGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2020

TABLE OF C O N T E N T S

F-1

Mountain Top Properties, Inc.
Balance Sheets
September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)

ASSETS
Current assets:
Cash and cash equivalents	$60	$—
Total current assets	60	—

Fixed Assets	4,638	5,640

Total assets	$4,698	$5,640

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable – related party	$13,598	$15,733
Accrued expenses	—	2,000
Total current liabilities	13,598	17,733

Total liabilities	13,598	17,733

Stockholders' deficit:
Preferred stock: par value $0.0001 per share, 100,000,000
Shares authorized; 100,000,000 & 780,000 shares issued
as of September 31, 2021& December 31, 2020	10,000	78
Common stock: par value $0.0001 per share, 800,000,000
shares authorized, 250,108,353 shares issued and outstanding
Common stock: par value $0.001 per share, 800,000,000 shares authorized, 250,108,353 shares issued and outstanding as of September 30, 2021 and December 31, 2020	25,010	25,010
Additional paid-in capital	70,397	62,022
Accumulated deficit	(114,307)	(99,203)
Total stockholders' deficit	(8,900)	(12,093)

Total liabilities and stockholders' deficit	$4,698	$5,640

The accompanying notes are an integral part of these unaudited financial statements

Mountain Top Properties, Inc.
Statements of Operations
Three and Nine Months Ended September 30, 2021 AND 2020
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues	$—	$—	$—	$—
Costs of revenues	—	—	—	—
Gross Profit	—	—	—	—

Operating expenses:
General and administrative expenses	76		210	210
Professional fees	3,910		13,190	13,190
Depreciation expenses	588	—	1,704	1,704
Total operating expenses	4,574	—	15,104	15,103

Loss from operations	(4,574)	—	(15,104)	(15,103)

Income tax provision	—	—	—	—

Net loss	$(4,574)	$—	$(15,104)	$(15,103)

Income (loss) per share – basic and diluted:	$(0.00)	$—	$(0.00)	$—

Weighted average number of
common shares outstanding - basic and diluted	250,108,353		250,108,353

Mountain Top Properties, Inc.
Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(15,104)	$—
Adjustments to reconcile net loss to net cash provided
by (used in) operating activities:
Depreciation expense	1,002	—
Changes in assets and liabilities
Increase (decrease) in accrued expenses	(2,000)	—
Increase (decrease) in accounts payable - related parties	(2,135)	4,000
Net cash provided by (used in) operating activities	(18,237)	4,000

Cash Flows from Investing Activities

Financing Activities:
Preferred Stock	18,297	—
Cash Flows from Financing Activities	18,297	—

Net increase (decrease) in cash	60	4,000
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$60	$4,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements
F-4

Mountain Top Properties, Inc.
Statement of Changes in Stockholders' Equity (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

					Additional
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at December 31, 2020	780,000	$ 78	250,108,353	$ 25,010	$ 62,022	$ (99,203)	$ (12,093)
Issuance of preferred shares	99,220,000	9,922	-	-	8,374	-	18,296
Net loss for the three months ended March 31, 2021	-	-	-	-	-	(8,618)	(8,618)
Balance at March 31, 2021	100,000,000	10,000	250,108,353	25,010	70,396	(107,821)	(2,415)
Net loss for the three months ended June 30, 2021	-	-	-	-	-	(1,911)	(1,911)
Balance at June 30, 2021	100,000,000	10,000	250,108,353	25,010	70,396	(109,732)	(4,326)
Net loss for the three months ended September 30, 2021	-	-	-	-	-	(4,574)	(4,574)
Balance at September 30, 2021	100,000,000	$10,000	250,108,353	$ 25,010	$ 70,396	$ (114,307)	$ (8,900)

Balance at December 31, 2019	780,000	$ 78	250,108,353	$ 25,010	$ 62,022	$ (87,672)	$ (562)
Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-
Balance at March 31, 2020	780,000	78	250,108,353	25,010	62,022	(87,672)	(562)
Net loss for the three months ended June 30, 2020	-	-	-	-	-	-	-
Balance at June 30, 2021	780,000	78	250,108,353	25,010	62,022	(87,672)	(562)
Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-
Balance at September 30, 2020	780,000	$ 78	250,108,353	$ 25,010	$ 62,022	$ (87,672)	$ (562)

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

Notes to Financial Statements

For the nine months ended September 30, 2021 and 2020

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

	Estimated Useful Life
Furniture and Fixtures	3 years
Computer Equipment	3 years
Vehicles	5	-	10	years

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

During the nine months years ended September 30, 2021, there were no stock based awards issued or outstanding.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $114,307 as of September 30, 2021. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

For the nine months ended September  30, 2021, the company recorded $1,704 in Depreciation expense.

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

Since 2019, Joseph Passalaqua (a related party) loaned the Company for paying off professional, legal and other administrative expenses. Amount outstanding as of September 30, 2021, and December 31,2020 are $13,598 and $15,733 respectively. These amounts are non-interest bearing, due upon demand and unsecured.

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

As of September 30, 2021- 100,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2021, through December 6, 2021 .. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2021.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31 ,
	2021	2020

Current Assets	$60	$-
Current Liabilities	13,598	17,733
Working Capital (Deficit)	$(13,538)	$(17,733)

Cash Flows

	September 30,	September 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$(18,237)	$4,000
Cash Flows from (used in) Financing Activities	18,297	-
Net Increase (decrease) in Cash During Period	$60	$4,000

Operating Revenues

We have generated revenues of $0 for the three months and nine ended September 30, 2021 and $0 for the three months and nine months ended September 30, 2020.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2021 were $4,574 compared with $0 for the three months ended September 30, 2020.  Operating expenses for the three months ended September 30, 2021 consisted of general and administrative expenses of $76 compared to $0 for the three months ended September 30, 2020, professional expenses of $3,910 compared to $0 for the three months ended September 30, 2020, and depreciation expenses of $588 compared to $0 for the three months ended September 30, 2020,.

Operating expenses for the nine months ended September 30, 2021 were $15,104 compared with $15,103 for the nine months ended September 30, 2020.  Operating expenses for the nine months ended September 30, 2021 consisted of general and administrative expenses of $210 compared to $210 for the nine months ended September 30, 2020, professional expenses of $13,190 compared to $13,190 for the nine months ended September 30, 2020, and depreciation expenses of $1,704 compared to $1.703 for the nine months ended September 30, 2020,.

During the three months ended September 30, 2021, the Company recorded a net loss of ($4,574) compared with net loss of $0 for the three months ended September 30, 2020.

During the nine months ended September 30, 2021, the Company recorded a net loss of ($15,104) compared with net loss of $(15,103) for the nine months ended September 30, 2020.

Liquidity and Capital Resources

As of September 30, 2021, the Company's cash balance was $60 compared to cash balance of $0 at December 31, 2020.  As of September 30, 2021, the Company's total assets were $4,698 compared to total assets of $5,640 as at December 31, 2020.

As of September 30, 2021, the Company had total liabilities of $13,598 compared with total liabilities of $17,733 as of year-end December 31, 2020.  Liabilities for the nine months ended September 30, 2021 consisted of accounts payable of $13,598 compared to $15,733 for the year-end December 31, 2020.

Cashflow from Operating Activities

During the nine months ended September 30, 2021 the Company used ($18,237 ) of cash for operating activities compared to the use of $4,000 of cash for operating activities during the nine months ended September 30, 2020.

Cashflow from Financing Activities

During the nine months ended September 30, 2021 the Company received cash from financing activities of $18,297 as compared to $0 for the nine months ended September 30, 2020.

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

Dated: December 7, 2021	Mountain Top Properties, Inc..

By: /s/Anthony Teece
Anthony Teece, Chief Executive Officer, Chief Financial Officer & President