Form 10-K
period 2021-12-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2022-04-18
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-56298

MOUNTAIN TOP PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5544183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3512 Desert Mesa Rd
Roanoke, TX 76262
(Address of principal executive offices) (315) 254-8553
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	MTPP

 Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company”. See definition of “large accelerated filer”, "accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was $3,724,334. Market value is based on the assumed value of $0.04 per share of 93,108,353 shares held by non-affliates, being the most recent sale price of the common stock prior to June 30, 2021.

250,108,353 common shares issued and outstanding and 100,000,000 preferred shares issued and outstanding as of date of this report, December 31, 2021.

250,108,353 common shares issued and outstanding and 100,000,000 preferred shares issued and outstanding as of the date of this fling, April 18, 2022.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean MOUNTAIN TOP PROPERTIES, INC., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Organizational History

Mountain Top Properties, Inc. (“Mountain Top Properties”, “We”, or the “Company”) was organized in the State of Nevada on November 06, 1990, as A & C Medical Supply, Inc.  The Company changed its name to ACI Asset Management, Inc. on June 28, 1994.  The Company changed its name to Interactive Business Development Inc. on March 17, 2005. The Company changed its name to Baby Bee Bright Corporation on July 13, 2005. On July 28, 2005, Baby Bee Bright Corporation passed a corporate resolution approving a merger effected on July 28, 2005, between Baby Bee Bright Corporation, a Nevada Corporation and Baby Bee Bright Corporation, a private Tennessee corporation, where the private Tennessee corporation became a wholly owned subsidiary of the Nevada corporation in exchange for 90 million restricted shares of Baby Bee Bright Corporation, a Nevada corporation.  The Company owned at that time a patented technology that effectively transmitted educational data to the baby while still in the womb. Research suggested at that time that the customers in that market were eager to learn about prenatal learning and potential related products that aided in the educational development of their unborn child. The Company believed that through the use of neurological monitoring of the fetus, it conclusively proves that baby learned while still in the womb, the Company thought it would be head of the market by receiving a patent for audio directional technology for their prenatal educator. The Company’s prenatal educator was available at that time in five different languages. The Company's marketing plans included pursuing the retail market through retailers that offered maternity departments. To further attract the retail market, the Company has developed its own clothing line for expectant moms, infants, and children.

In 2006 the Company changed its name to Lab Holdings, Inc.  On November 16, 2006, the Company changed its name to Mountain Top Properties, Inc.  and became a diversified holding company that was going to acquire, sell, and operate distressed assets through its wholly owned subsidiaries and partnerships; The Company specialized in property management, REO foreclosure, and real estate redevelopment. Mountain Top Properties Inc. was structured that way to take full advantage of the then market conditions in the United States.

On January 21, 2021, the Company filed a Certificate of Amendment with the Secretary of State of Nevada whereby its authorized shares were changed to 900,000,000, par value $.0001, consisting of 800,000,000 Common Stock and 100,000,000 Blank Check Preferred Stock.  These shares are non-assessable.  On February 9, 2021, the Company filed a Certificate of Designation Preferences and Rights of Series A Convertible Stock with the Secretary of State of Nevada whereby One Hundred Million shares of the Preferred Stock, $.0001 par value, were be issued in denominations of 1,000 shares or greater.  Holder of each Series A Super voting Preferred Stock have Twenty Thousand times the number of votes as shareholders of the Common Stock.

Mountain Top Properties, Inc. is to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition, or other business combination with a domestic or foreign private business.  The company has not commenced planned principal operations. The Company has a December 31 year end.

Our Business

The Company is currently attempting to locate and negotiate with eligible portfolio companies to acquire an interest in them. In addition to acquiring an interest in them, the Company intends to assist these portfolio companies with raising capital and offer them substantial managerial assistance needed to succeed.

Employees

As of the date of the report and the date of this filing, the Company has no employees.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS

We have a history of losses and no revenues, which raise substantial doubt about our ability to continue as a going concern.

For the year ended December 31, 2021 we have incurred net losses of $19,682 and an accumulated deficit of $118,885. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

Our company’s future operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. No assurance can be given that we may be able to establish or sustain significant operations, or operate on a profitable basis. We expect to continue to incur development costs and accrue losses for the foreseeable future. Our history of losses and no revenues raise substantial doubt about our ability to continue as a going concern.

We have had negative cash flows from operations since inception. We will require significant additional financing, the availability of which cannot be assured, and if our company is unable to obtain such financing, our business may fail.

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $16,500 to maintain nominal operations and fulfill our public reporting obligations for the next twelve months. We will require significantly more capital to establish develop our business and establish significant operations. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

We may not be able to obtain additional equity or debt financing on acceptable terms as required. Even if financing is available, it may not be available on terms that are favorable to us or in sufficient amounts to satisfy our requirements. Any additional equity financing may involve substantial dilution to our then existing shareholders. If we require, but are unable to obtain, additional financing in the future, we may be unable to implement our business plan and our growth strategies, respond to changing business or economic conditions, withstand adverse operating results and compete effectively. More importantly, if we are unable to raise further financing when required, we may be forced to scale down our operations and our ability to generate revenues may be negatively affected.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues, no significant operations, and no assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our success is significantly dependent on our abilities to develop or acquire and commercialize products or services. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to develop or acquire any assets, or to establish significant operations. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If we are not able to establish operations or operate profitably, investors may lose some or all of their investment in our company.

Our by-laws contain provisions indemnifying our officers and directors against all costs, charges and expenses incurred by them.

Our by-laws contain provisions with respect to the indemnification of our officers and directors against all expenses, liability and loss (including attorneys’ fees, judgments, fines and amounts paid or to be paid in settlement) reasonably incurred or suffered by him or her in connection with any action, suit or proceeding to which they were made parties by reason of his or her being or having been one of our directors or officers. In the event that any of our officers or directors incurs any expenses, liability or loss resulting from any such action, suit or proceeding, we will be responsible for such expenses, liabilities, or losses, which could have a material adverse effect on our business and financial condition.

.

Our sole officer and director may be subject to conflicts of interest

Our sole officer and director provides his services on a non-exclusive, part-time basis, and may therefore become subject to conflicts of interest resulting from their other activities. Potential conflicts which may arise from these relationships include conflicts in deciding how much time to devote to our affairs, as well as what business opportunities should be presented to us. Currently, we have no policy in place to address such conflicts of interest. As a result, our business and results of operations could be materially adversely affected.

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

A decline in the price of our common stock could affect our ability to raise further working capital, it may adversely impact our ability to continue operations and we may go out of business.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because we may attempt to acquire a significant portion of the funds we need in order to conduct our future operations through the sale of equity securities, a decline in the price of our common stock could be detrimental to our liquidity and our operations because the decline may cause investors to not choose to invest in our stock. If we are unable to raise the funds we require for all of our planned operations, we may be forced to reallocate funds from other planned uses and may suffer a significant negative effect on our business plan and operations, including our ability to develop new products and continue our current operations. As a result, our business may suffer and not be successful and we may go out of business. We also might not be able to meet our financial obligations if we cannot raise enough funds through the sale of our common stock and we may be forced to go out of business.

If we issue additional shares in the future, it will result in the dilution of our existing shareholders.

As of December 31, 2021, we are authorized to issue up to 800,000,000 shares of common stock and 100,000,000 shares of preferred stock, both with a par value of $0.0001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

Our common stock is quoted on the OTC Markets quotation system which may have an unfavorable impact on our stock price and liquidity.

Our common stock is quoted on the OTC Markets electronic quotation system, which is a significantly more limited trading market than the NYSE MKT or The NASDAQ Stock Market. The quotation of our shares on the OTC Markets may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

There is limited liquidity on the OTC Markets quotation system which may result in stock price volatility and inaccurate quote information.

When fewer shares of a security are being traded on the OTC Markets, volatility of prices may increase and price movement may outpace the ability to deliver accurate quote information. Due to lower trading volumes in shares of our common stock, there may be a lower likelihood of one’s orders for shares of our common stock being executed, and current prices may differ significantly from the price one was quoted at the time of one’s order entry.

Our common stock is extremely thinly traded, so you may be unable to sell at or near asking prices or at all if you need to sell your shares to raise money or otherwise desire to liquidate your shares.

Currently, our common stock is quoted in the OTC Markets electronic quotation system and future trading volume may be limited by the fact that many major institutional investment funds, including mutual funds, as well as individual investors follow a policy of not investing in OTC Markets stocks and certain major brokerage firms restrict their brokers from recommending OTC Markets stocks because they are considered speculative, volatile and thinly traded. The OTC market is an inter-dealer market much less regulated than the major exchanges and our common stock is subject to abuses, volatility and shorting. Thus, there is currently no broadly followed and established trading market for our common stock. An established trading market may never develop or be maintained. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded there.

 Our common stock is subject to price volatility unrelated to our operations.

The trading volume of our common stock has been and may continue to be extremely limited and sporadic. As a result of such trading activity, the quoted price for our common stock on the OTC Markets may not necessarily be a reliable indicator of its fair market value. Further, if we cease to be quoted, holders would find it more difficult to dispose of our common stock or to obtain accurate quotations as to the market value of our common stock and as a result, the market value of our common stock likely would decline.

We expect the market price of our common stock to fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or ourselves. In addition, the OTC Markets is subject to extreme price and volume fluctuations in general. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

We are subject to the provisions of Section 15(g) and Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.” Section 15(g) sets forth certain requirements for transactions in penny stock, and Rule 15g-9(d) incorporates the definition of “penny stock” that is found in Rule 3a51-1 of the Exchange Act. The SEC generally defines a penny stock to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. We will be subject to the SEC’s penny stock rules.

Since our common stock may be deemed to be penny stock, trading in the shares of our common stock is subject to additional sales practice requirements on broker-dealers who sell penny stock to persons other than established customers and accredited investors. “Accredited investors” are persons with assets in excess of $1,000,000 (excluding the value of such person’s primary residence) or annual income exceeding $200,000 or $300,000 together with their spouse. For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such security and must have the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt the rules require the delivery, prior to the first transaction of a risk disclosure document, prepared by the SEC, relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities.

Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in an account and information to the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealer to trade and/or maintain a market in our common stock and may affect the ability of the Company’s stockholders to sell their shares of common stock.

There can be no assurance that our shares of common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock was exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock if the SEC finds that such a restriction would be in the public interest.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Because we do not intend to pay dividends, stockholders will benefit from an investment in our common stock only if it appreciates in value.

We have never declared or paid any cash dividends on common stock. For the foreseeable future, it is expected that earnings, if any, generated from our operations will be used to finance the growth of our business, and that no dividends will be paid to holders of our common stock. As a result, the success of an investment in our common stock will depend upon any future appreciation in its value. There is no guarantee that our common stock will appreciate in value.

Certain provisions of our Certificate of Incorporation and Bylaws and Nevada law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

Our Certificate of Incorporation and Bylaws and certain provisions of Nevada State law could have the effect of making it more difficult or more expensive for a third party to acquire, or from discouraging a third party from attempting to acquire, control of the Company, even when these attempts may be in the best interests of our stockholders. These provisions may have the effect of delaying, deferring or preventing a change in our control.

Our principal shareholder owns approximately 99% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2021, our principal shareholder beneficially owned an aggregate of approximately 99% of our outstanding preferred stock. As a result, our principal shareholder may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

We are subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders are substantial. In addition, we will incur substantial expenses in connection with the preparation of registration statements and related documents with respect to the registration of resale of the Common Stock.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of our Common Stock.

We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications required by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of related rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or detect fraud. Investors could lose confidence in our financial reporting and this may decrease the trading price of our Common Stock.

We must maintain effective internal controls to provide reliable financial reports and detect fraud. We have been assessing our internal controls to identify areas that need improvement. Failure to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our Common Stock.

The price of our common stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of our common stock may be highly volatile and could fluctuate in response to factors such as:

●	actual or anticipated variations in our operating results;
●	announcements of developments by us or our competitors;
●	changes in the industries in which we operate;
●	regulatory actions regarding our products;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
●	adoption of new accounting standards affecting the industries in which we operate;
●	additions or departures of key personnel;
●	introduction of new products by us or our competitors;
●	sales of the our Common Stock or other securities in the open market; and
●	other events or factors, many of which are beyond our control.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own or lease any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER SHAREHOLDER MATTERS

MARKET INFORMATION

Our common shares are quoted on the OTC Markets under the symbol “MTPP” The following quotations, obtained from Nasdaq.com, reflect the high and low bids for our common shares based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The following table reflects the high and low bid information for our common stock obtained from Nasdaq.com and reflects inter-dealer prices, without retail mark-up, markdown or commission, and may not necessarily represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2021	$0.0300	$0.0300
September 30, 2021	$0.0699	$0.0699
June 30, 2021	$0.0494	$0.0494
March 31, 2021	$0.0160	$0.0179
December 31, 2020	$0.0091	$0.0091
September 30, 2020	$0.0112	$0.0012
June 30, 2020	$0.1000	$0.1000
March 31, 2020	$0.0001	$0.0001
December 31, 2019	$0.0001	$0.0001

 ________________________________________________________________________________________________

* Our common stock was first quoted on the OTC Bulletin Board (now OTC Markets) on November 11, 2005

Our shares are issued in registered form. Pacific Stock Transfer of 6725 Via Austi Pkwy Suite 300, Las Vegas, NV 89119, Telephone: (800) 785-7782, is the registrar and transfer agent for our common shares.

On December 31, 2021, the shareholders’ list showed 4702 registered shareholders with 250,108,353 common shares outstanding.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

 ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

Overview

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

The MD&A is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Background

We are not currently engaged in any business operations. We are, however, in the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

No revenue has been generated by the Company. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation for the remainder of the fiscal year shall be to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management, or other investors.

During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports, and

(ii)	investigating, analyzing, and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There are no assurances that such funds will be advanced or that the Company will be able to secure any additional funding as needed.

RESULTS OF OPERATIONS

The Year Ended December 31, 2021, compared to Year Ended December 31, 2020

Operating Revenues

We have generated no revenues for the year ended December 31, 2021, and December 31, 2020.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2021, were $19,682 compared with $11,531 for the year ended December 31, 2020.  The increase in operating expenses consisted of a decrease in general and administrative expenses from $4,832 for the year ended December 31, 2020, to $226 for the year ended December 31, 2021, an increase in professional fees from $6,000 for the year ended December 31, 2020, to $16,789 for the year ended December 31, 2021, and an increase in depreciation expense $699 for the year ended December 31, 2020, to $2,667 for the year ended December 31, 2021.

During the year ended December 31, 2021, the Company recorded a net loss of $19,682, compared with net loss of $11,531 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021 and December 31, 2020, the Company's cash balance was $0, respectively in both years. As of December 31, 2021, the Company's total assets were $3,675 compared to total assets of $5,640 as of December 31, 2020.

As of December 31, 2021, the Company had total liabilities of $17,155 compared with total liabilities of $17,733 as of December 31, 2020. The decrease in total liabilities is attributed to a decrease in account payable - related party from $15,733 for the year ended December 31, 2020, to $15,145 for the year ended December 31, 2021, an increase in accounts payable from $0 for the year ended December 31, 2020 to $2,010 for the year ended December 31, 2021 and included a decrease in accrued expenses $2,000 for the year ended December 31, 2020, to $0 for the year ended December 31, 2021.

 As of December 31, 2021, the Company has a working capital deficit of $13,480 compared with working capital deficit of $12,093at December 31, 2020.

Cash Flow from Operating Activities

During the year ended December 31, 2021, the Company used $702 of cash for operating activities compared to the use of $6,339 cash for operating activities during the year ended December 31, 2020.

Cash Flow from Investment Activities

During the year ended December 31, 2021 the Company used $702 for investment activities, compared to the use of $6,339 for investment activities during the year ended December 31, 2020.

Cash Flow from Financing Activities

During the year ended December 31, 2021, and December 31, 2020, the Company did not receive any cash from financing activities.

Capital Stock

On January 21, 2021, the Company filed a Certificate of Amendment with the Secretary of State of Nevada whereby its authorized shares were changed to 900,000,000, par value $.0001, consisting of 800,000,000 Common Stock and 100,000,000 Blank Check Preferred Stock.  These shares are non-assessable.

On February 9, 2021, the Company filed a Certificate of Designation Preferences and Rights of Series A Convertible Stock with the Secretary of State of Nevada whereby One Hundred Million shares of the Preferred Stock, $.0001 par value, were be issued in denominations of 1,000 shares or greater.  Holder of each Series A Super voting Preferred Stock have Twenty Thousand times the number of votes as shareholders of the Common Stock. On that same day 99,922,000 shares of Series A Preferred Stock was issued to a Related Party, in exchange for a debt conversion of $18,295 in Related Party Payable.

Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years our operating expenses were $19,682 and $11,531 in the years ended December 31, 2021 and December 31, 2020 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President. In the next 12 months we expect to incur expenses equal to approximately $16,500 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and needs additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may affect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, our management believes that there are opportunities for a business combination with firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures, and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $16,500 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Default on Notes

There are currently no notes in default.

Other Contractual Obligations

As of the year ended December 31, 2021, we did not have any contractual obligations.

Plan of Operation and Funding

We estimate that our expenses over the next 12 months will be approximately $16,500 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources. Our working capital requirements are expected to increase in line with the growth of our business.

	Estimated	Estimated
	Completion	Expenses
Description	Date	($)

General and administrative	12 months	$2,000
Legal and accounting	12 months	$14,500

Total		$16,500

In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses.

We intend to meet our cash requirements for the next 12 months through the use of the cash we have on hand and through equity financing, debt financing, or other sources, which may result in further dilution in the equity ownership of our shares. Further, such securities might have rights, preferences or privileges senior to our common stock. We currently do not have any arrangements in place to complete any private placement financings and there is no assurance that we will be successful in completing any such financings on terms that will be acceptable to us. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To: The Shareholders and the Board of Directors of

Mountain Top Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying financial statements of Mountain Top Properties, Inc. (“the Company”), which comprise the balance sheet as of December 31, 2021, and the related statements of income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of Mountain Top Properties, Inc. as of December 31, 2021, and the results of its operations and its cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred losses since inception, and have accumulated deficit as of December 31, 2021, and the Company and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan in regards to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

A critical audit matter is any matter arising from the audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex auditor judgment. We determined that there are no critical audit matters.

/s/ Victor Mokuolu, CPA PLLC

We have served as the Company’s auditor since 2021.

Houston, Texas

April 15, 2022

F-1a

ZIA MASOOD KIANI & Co
Chartered Accountants

Building No. H-1, Street 8,
Abu Baker Market,
Sector G-11/1, Islamabad
Pakistan
Tel: +92-51-2308271 - 72
Email: info@thezmk.com
www.thezmk.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mountain Top Properties Inc. ("the Company") as of December 31, 2020, and 2019, the related consolidated statements of operations, stockholder's equity, and cash flows, for each of the two years in the period ended December 31, 2020 and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Material Uncertainty Relating to Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, The Company had incurred losses since inception and had an accumulated deficit of $99,203 as of December 31, 2020 and the Company had limited liquidity and yet to complete its efforts to establish a stabilized source of revenues sufficient to cover its operating costs over an extended period of time. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Basis for Opinion

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

ZMK/MTPP/21/AUD10039/052021

gmni member
partnering for success
an association of legally independant accounting firms

Targeting Success >> audit and advisory | taxation | company secretarial | corporate finance | payroll | financial planning | outsourcing | forensic

ZIA MASOOD KIANI & Co
Chartered Accountants

Critical Audit Matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/Zia Masood Kiani & Co.
Zia Masood Kiani & Co.
(Chartered Accountants)

Islamabad, Pakistan

Date: May 20, 2021

ZMK/MTPP/21/AUD10039/052021

gmni member
partnering for success
an association of legally independant accounting firms

Targeting Success >> audit and advisory | taxation | company secretarial | corporate finance | payroll | financial planning | outsourcing | forensic

F-1b

MOUNTAIN TOP PROPERTIES, INC.
BALANCE SHEETS
(Audited)

	December 31, 2021	December 31, 2020
ASSETS
Current Assets:	—	—
Cash and Cash Equivalents	—	—
Total Current Assets	—	—

Fixed Assets (Net)	3,675	5,640

TOTAL ASSETS	$3,675	$5,640

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,010	$—
Accounts Payable - Related Party	15,145	15,733
Accrued Expenses	—	2,000
Total Current Liabilities	17,155	17,733

Total Liabilities	17,155	17,733

Stockholder's Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and Outstanding at December 31, 2021 and 78,000 at December 31, 2020	10,000	78
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 250,108,353 shares Issued and Outstanding at December 31, 2021 and December 31, 2020	25,010	25,010
Additional Paid-In Capital	70,395	62,022
Accumulated Deficit	(118,885)	(99,203)

Total Stockholder's Deficit	(13,480)	(12,093)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$3,675	$5,640

The accompanying notes are an integral part of these audited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF OPERATIONS
(Audited)

	For the Year Ended
	December 31,
	2021	2020

Revenues:	$—	$—

Expenses:
General and administrative expenses	226	4,832
Professional fees	16,789	6,000
Depreciation expenses	2,667	699
Total Operating Expenses	19,682	11,531

Operating Loss	(19,682)	(11,531)

Net Loss	$(19,682)	$(11,531)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	250,108,353	250,108,353

The accompanying notes are an integral part of these audited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2021 and December 31, 2020

(Audited)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency
Balance At December 31, 2019	250,108,353	$25,010	$780,000	$78	62,022	$(87,672)	$(562)

Net Loss for the Year Ended December 31, 2020	—	—	—	—	—	(11,531)	(11,531)

Balance At December 31, 2020	250,108,353	25,010	780,000	78	62,022	(99,203)	(12,093)

	Common Stock		Preferred Stock		Additional		Total
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Stockholders' Deficiency
Balance At December 31, 2020	250,108,353	25,010	780,000	78	62,022	(99,203)	(12,093)

Issuance of Preferred Stock	—	—	99,220,000	9,922	8,373	—	18,295

Net Loss for the Year Ended December 31, 2021						(19,682)	(19,682)

Balance At December 31, 2021	250,108,353	$25,010	$100,000,000	$10,000	70,395	$(118,885)	$(13,480)

The accompanying notes are an integral part of these audited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(Audited)

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(19,682)	$(11,531)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	$2,667	$699
Changes In:
Accounts Payable	$2,010	$—
Accounts Payable - Related Party	$17,707	$15,171
Accrued Expenses	$(2,000)	$2,000
Net Cash Used in Operating Activities	$702	$6,339

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of Fixed Assets	$(702)	$(6,339)
Net Cash Used in Investment Activities	$(702)	$(6,339)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	—	$—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	—	$—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Preferred Stock in Exchange for Debt Conversion -Related Party Payable	$18,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these audited financial statements

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Audited)

NOTE 1 – NATURE OF OPERATIONS

Business description

The financial statements presented are those of Mountain top Properties, Inc. (the “Company”). The Company was incorporated under the laws of the State of Nevada on November 6, 1990, to conduct business formerly carried on by its predecessor ACI Asset Management, Inc. until April 2005.  The Company then changed its name from ACI Management, Inc. to Interactive Development, Inc. and operated under that name until July 2005 when it changed its name from Interactive Development, Inc. to Baby Bee Bright Corp.  The Company changed its name again in May 2006 to from Baby Bee Bright Corp to Lab Holdings, Inc. and changed its name again to our current name in December 2006.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 fiscal year end.

2.2 Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

2.4 Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and loans to shareholders. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

2.5 Property and equipment

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

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.6 Fair value of financial instruments

 We value our financial assets and liabilities on a recurring basis using the fair value hierarchy established in Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 describes three levels of inputs that may be used to measure fair value, as follows: Level 1 input, which include quoted prices in active markets for identical assets or liabilities; Level 2 inputs, which include observable inputs other than Level 1 inputs, such as quoted prices for similar assets or liabilities; quoted prices for identical or similar assets or liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the asset or liability; and Level 3 inputs, which include unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the underlying asset or liability. Level 3 assets and liabilities include those whose fair value measurements are determined using pricing models, discounted cash flow methodologies or similar valuation techniques, as well as significant management judgment or estimation.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2021.

2.7 Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31,

2021 and 2020 are as follows:

	Year Ended December 31
	2021	2020
Deferred Tax Assets
Net Operating Losses	$24,966	$20,833
Less: Valuation Allowance	(24,966)	(20,833)
Deferred Tax Assets - Net	$—	$—

As of December 31, 2021, the Company had approximately $25,178 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2038. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

2.8 Revenue Recognition

 The Company did not have any revenues from continuing operations for the periods presented. The Company’s policy is that revenues will be recognized when control of the product is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

Results for reporting periods beginning after January 1, 2020, are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under Topic 605. We did not have any cumulative impact as a result of applying Topic 606.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.9 Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the years ended December 31, 2021 and 2020 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

2.10 Commitments and Contingencies

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

2.11 Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Audited)

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $118,885 as of December 31, 2021. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Risk & uncertainties associated with Covid-19.

In December 2019, a novel strain of coronavirus surfaced in China, which has and is continuing to spread throughout the world, including the United States and Kazakhstan. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company. As of the time of this report, the spread of COVID-19 has abated, but the  Company is not able to predict the ultimate impact that COVID -19 will have on its business; however, if the current economic conditions continue, the Company will be forced to significantly scale back its business operations and its growth plans, and could ultimately have a significant negative impact on the Company.

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased during the years 2020 and 2021 for $7,041.   The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years. For the year ended December 31, 2021 the company recorded 2,667 in depreciation expense.

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

From 2019 -2021, the Company’s majority shareholder loaned the Company for paying off professional, legal and other administrative expenses. At a Board meeting held on January 27, 2021, the Company approved debt conversion of $18,295 into stock.  It was resolved that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC. This took place on February 11, 2021. The remaining amount outstanding on these amounts as of December 31, 2021 is $8,145. This amount is are non-interest bearing, due upon demand and unsecured.

From 2020-2021, Related Parties provided internal accounting services. As of December 31, 2021, $2,000 is owed to Midland Consulting and $5,000 owed to Lyboldt-Daly Inc., with Joseph Passalaqua, the majority preferred stockholder of Mountain Top Properties Inc, as sole officer of that Company. These amounts are non-interest bearing, due upon demand and unsecured.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2021

(Audited)

NOTE 6. STOCKHOLDERS’ EQUITY

On February 9, 2021 the company filed an amendment to the articles of incorporation with the State of Nevada to increase the total authorized shares to 900,000,000 at par value of $.0001 with common shares numbering 800,000,000 and blank check preferred shares numbering 100,000,000. On the same date the Company has filed a certificate of designation for the Series A Convertible Preferred Stock of the Company’s control and issued 99,220,000 shares of Series A Convertible Preferred Stock to Friction and Heat LLC.

Preferred stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share. As of December 30, 2021, the Company had 100,000,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

The company is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share. As of December 31, 2021, the Company had 250,108,353 shares of its common stock issued and outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

In January 2022 – April 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company an additional $7,897 for paying professional, legal and other administrative expenses. This amount is are non-interest bearing, due upon demand and unsecured.

The Company evaluated all other events or transactions that occurred after December 31, 2021 through April 18, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2021

.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As of the period covered by this report, December 31, 2021 and as of the date of this filing, April 18, 2022, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Anthony Lombardo of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Anthony Lombardo concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

For the Year Ended December 31, 2021:

The following table sets forth information regarding the directors and each director nominee, as of the year ended December 31, 2021.

NAME	AGE	POSITION	DIRECTOR SINCE
Anthony Teece	73	Director	2021

Anthony Teece

Mr. Teece, 73, was born in Manchester, Great Britain and has been involved in the Construction Industry for his entire working history. He began by working as a junior field engineer involved in the physical construction and progressed to post procurement, pre-construction. As his skills, experience, and reputation grew he took on increasingly challenging roles in the design and fabrication of high-end technical equipment in both oil and power industries. He has worked on projects in Egypt, Europe, and Malaysia prior to coming to the United States in 2000. Work in the US included major pollution control equipment upgrades at large coal fired power plants.  Mr. Teece was the co-founded of HydroSphere Power Generation (2011) focusing on renewable energy applications using hydro-electric and bio-electricity generating plants. With his leadership, HydroSphere developed two hydro-kinetic generation systems and the bio-electricity pod generation system. In June 2013 he brought together HydroSphere, Power Plant Professionals, LLC, to form Eco Energies Group Limited.  he continues to lead the implementation of these new generation technologies.  Mr. Teece attended Manchester Central Grammar School where he achieved eight certificates to Oxford Joint Matriculation Standards and the University of Manchester Institute of Science and Technology where he received a Higher National Diploma in Mechanical Engineering.

As of the date of this filing:

The following table sets forth information regarding the directors and each director nominee, as of the date of this filing.

NAME	AGE	POSITION	DIRECTOR SINCE
Anthony Lombardo	61	Director	2022

Anthony Lombardo

Mr. Lombardo, 61, From March 1998 to December 2002, Mr. Lombardo worked as a Program Manager for Hughes Aircraft in Arlington, Texas. He was the South Central Regional Manager for Training and Services with General Motors Corporation in Dallas, TX from January 2003 through March 2004. From April 2004 to July 2008 he was Operations Manager of Laqua’s 481 Chevrolet, an auto dealership in Fulton, NY. Mr. Lombardo was a consultant for Hendricks Motorsports in North Carolina from August 2008 through Jan 2010. In April 2010 he became Floor Manager at Allstar Dodge, a subsidiary of Auto, Inc. in Amarillo, TX.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer. The following table sets forth information regarding our executive officers as of December 31, 2021.

NAME	AGE	POSITION	OFFICE SINCE
Anthony Teece	73	Chief Executive Officer, CFO and Secretary	2021

Anthony Teece’s biographical summary is included under “Our Board of Directors.

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer. The following table sets forth information regarding our executive officers as of the date of this filing.

NAME	AGE	POSITION	OFFICE SINCE
Anthony Lombardo	61	Chief Executive Officer, CFO and Secretary	2022

Anthony Lombardo’s biographical summary is included under “Our Board of Directors.

Audit Committee

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

Significant Employees

Other than our director, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended December 31, 2021 and the date of this filing.

Summary Compensation Table

SUMMARY COMPENSATION TABLE For the Year Ended December 31, 2021 and date of this filing.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Anthony Teece (1)
President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer, and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

Anthony Lombardo (2) President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer, and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)

On February 15, 2021, Anthony Teese was appointed as our President, Chief Financial Officer, Secretary, Treasurer and sole Director. As of the year ended December 31, 2021, Anthony Teece was our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole Director.

(2)

On January 31, 2022, Anthony Lombardo was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company. As of the year ended December 31, 2021, Anthony Teece was our President, Chief Executive Officer, Chief Financial Officer and sole Director.

 Narrative Disclosure to Summary Compensation Table

There are no employment contracts, compensatory plans or arrangements, including payments to be received from our company with respect to any executive officer, that would result in payments to such person because of his or her resignation, retirement or other termination of employment with our company, or its subsidiaries, any change in control, or a change in the person’s responsibilities following a change in control of our company.

Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

 Options Grants During the Last Fiscal Year / Stock Option Plans

We do not currently have a stock option plan in favor of any director, officer, consultant or employee of our company. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or director during the last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors during our last fiscal year.

Aggregated Options Exercises in Last Fiscal Year

No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs or freestanding SARs have been made to any executive officer or any director during our last fiscal year; accordingly, no stock options have been granted or exercised by any of the officers or directors since during our last fiscal year.

Long-Term Incentive Plans and Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance. No individual grants or agreements regarding future payouts under non-stock price-based plans have been made to any executive officer or any director or any employee or consultant since our inception; accordingly, no future payouts under non-stock price-based plans or agreements have been granted or entered into or exercised by any of the officers or directors or employees or consultants since we were founded.

Outstanding Equity Awards at Fiscal Year End

No equity awards were outstanding as of the year ended December 31, 2021.

Compensation of Directors

The members of our board of directors are not compensated by our company for acting as such. Directors are reimbursed for reasonable out-of-pocket expenses incurred. There are no arrangements pursuant to which directors are or will be compensated in the future for any services provided as a director.

We do not have any agreements for compensating our directors for their services in their capacity as directors, although such directors are expected in the future to receive stock options to purchase shares of our common stock as awarded by our board of directors.

We have determined that none of our directors are independent directors, as that term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934 , as amended, and as defined by Rule 4200(a)(15) of the NASDAQ Marketplace Rules.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the board of directors or a committee thereof.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Indebtedness of Directors, Senior Officers, Executive Officers and Other Management

None of our directors or executive officers or any associate or affiliate of our company during the last two fiscal years, is or has been indebted to our company by way of guarantee, support agreement, letter of credit or other similar agreement or understanding currently outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2021 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Principal Stockholders – Common Stock

The following table sets forth, as of December 31, 2021, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Terra Silex Holdings LLC	Common	75,000,000	29.99%
240 Main S. Denver, PA 17517-1623

Kenneth Rickel 301 N. Canon Drive Beverly Hills, CA 90210-4722	Common	32,000,000	12.87%

Alfonso Knoll 249 Main St. Denver, PA 175171623	Common	25,000,000	9.99%

Marilyn P. Altschull EX FBO Estate of Leon Prince 1200 E High St. Ste 209 Pottstown, PA 19464-4938	Common	25,000,000	9.99%

All Directors and officers as a group (none)	Common		0%

Principal Stockholders – Preferred – Series A Stock

The following table sets forth, as of December 31, 2021, the number of shares of Preferred Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Friction & Heat LLC. (Joseph C. Passalaqua, owner)	Preferred	99,220,000	99%
	Series A

All Directors and officers as a group (none)	Preferred Series A		0%

DESCRIPTION OF SECURITIES

The authorized capital stock of Mountain Top Properties, Inc. consists of 900,000,000 shares, par value $.0001, of which 800,000,000 are Common Stock (the “Common Stock”) and 100,000,000 are Blank Check Preferred Stock (the “Preferred Stock”).  These shares are non-assessable. As of December 31, 2021, there were 250,108,353 shares of Common Stock issued and outstanding and 100,000,000 shares of Preferred Stock issued and outstanding.

The following description of certain matters relating to Mountain Top Properties, Inc. securities is a summary and is qualified in its entirety by the provisions of Mountain Top Properties, Inc. Certificate of Incorporation, the Amendment to the Articles of Incorporation and Bylaws.

Common Stock

The Company has 800,000,000 Common Stock authorized. As of December 31, 2021, 250,108,353 shares are issued and outstanding.

The holders of our common stock are entitled to one vote per share on all matters submitted to a vote of our stockholders. The holders of the common stock have the sole right to vote, except as otherwise provided by law, by our articles of incorporation, or in a statement by our board of directors in a Preferred Stock Designation.  In addition, such holders are entitled to receive ratably such dividends, if any, as may be declared from time to time by our board of directors out of legally available funds.

The holders of the common stock do not have cumulative voting rights or preemptive rights to acquire or subscribe for additional, unissued or treasury shares in accordance with the laws of the State of Nevada. Accordingly, the holders of more than 50 percent of the issued and outstanding shares of the common stock voting for the election of directors can elect all of the directors if they choose to do so, and in such event, the holders of the remaining shares of the common stock voting for the election of the directors will be unable to elect any person or persons to the board of directors. All outstanding shares of the common stock are fully paid and nonassessable.

The laws of the State of Nevada provide that the affirmative vote of a majority of the holders of the outstanding shares of our common stock and is required to authorize any amendment to our articles of incorporation, any merger or consolidation of Petro USA, Inc. with any corporation, or any liquidation or disposition of any substantial assets of Mountain Top Properties, Inc.

Preferred Stock

The Company has 100,000,000 Blank Check Preferred Stock authorized. As of December 31, 2021, 100,000,000 shares are issued and outstanding. These 100,000,000 shares are designated as Series A Convertible Stock whereby holder of each Series A Super voting Preferred Stock have Twenty Thousand times the number of votes as shareholders of the Common Stock

Options

The Company has not issued any options to purchase shares of its common stock, although it may establish a qualified option plan at some point in the future.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the year ended December 31, 2021, the Company approved debt conversion of $18,295 into stock due to a Related Party, Joseph Passalaqua.  It was resolved that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC. The remaining amount outstanding to Related Party – Joseph Passalaqua, as of December 31, 2021 is $12,145. This amount is are non-interest bearing, due upon demand and unsecured.

From 2020-2021, Related Parties provided internal accounting services, with $2,000 owed to Midland Consulting and $1,000 owed to Lyboldt-Daly Inc. respectively. The amount outstanding to these Related Parties as of December 31, 2021 is $1,000. These amounts are non-interest bearing, due upon demand and unsecured.

Other than as described herein, none of our directors or executive officers, nor any person who beneficially owns, directly or indirectly, shares carrying more than five percent of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in- laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

We do not have a specific policy or procedure for the review, approval, or ratification of any transaction involving related persons. We historically have sought and obtained funding from officers, directors, and family members as these categories of persons are familiar with our management and often provide better terms and conditions than we can obtain from unassociated sources. Also, we are so small that having specific policies or procedures of this type would be unworkable.

Director Independence

As of the date of this filing, Anthony Lombardo, serves our sole director and as our sole officer.

Anthony Teece, the previous Director as of December 31, 2021 and Anthony Lombardo, the current Director, are not independent directors, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2021 and for fiscal year ended December 31, 2020 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2021	December 31, 2020
Audit Fees	$8,010	$6,000
Audit Related Fees	$ 6,500	Nil
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$14,510	$6,000

Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1.1*	Articles of Incorporation as A& C Medical Supply, Inc. dated November 6, 1990*

3.1.2*	Certificate of Amendment to ACI Asset Management Inc, dated June 28, 1994*

3.1.3*	Certificate of Amendment dated February 23, 2000*

3.1.4*	Certificate of Amendment dated March 16, 2005*

3.1.5*	Certificate of Amendment to Interactive Business Development Inc. dated July 12, 2005*

3.1.6*	Certificate of Amendment to Baby Bright Corporation dated April 18, 2006*

3.1.7*	Certificate of Amendment to Mountain Top Properties, Inc. dated November 16, 2006*

3.1.8*	Certificate of Amendment dated January 21, 2021*

31.1**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer

32.1**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer
* Filed with Form 10-12g/A on June 25, 2021
** Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN TOP PROPERTIES, INC.

Dated: April 18, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 18, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

