Form 10-Q
period 2022-03-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2022-05-13
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,363 shares of common stock as of May 13, 2022.

PART 1 FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIESGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2021

TABLE OF C O N T E N T S

MOUNTAIN TOP PROPERTIES, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021
ASSETS
Current Assets:	—	—
Cash and Cash Equivalents	—	—
Total Current Assets	—	—

Fixed Assets (Net)	2,994	3,675

TOTAL ASSETS	$2,994	$3,675

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$—	$2,010
Accounts Payable - Related Party	19,955	15,145
Total Current Liabilities	19,955	17,155

Total Liabilities	19,955	17,155

Stockholder's Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at March 31, 2022 and December 31, 2021	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 250,108,353 shares Issued
and Outstanding at March 31, 2022 and December 31, 2021	25,010	25,010
Additional Paid-In Capital	70,395	70,395
Accumulated Deficit	(122,366)	(118,885)

Total Stockholder's Deficit	(16,961)	(13,480)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,994	$3,675

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
		(Reported)	(Adjusted)
	2022	2021	2021

Revenues:	$—	$—	$—

Expenses:
General and administrative expenses	563	—	—
Professional fees	2,237	8,090	3,297
Depreciation expenses	681	528	528
Total Operating Expenses	3,481	8,618	3,825

Operating Loss	(3,481)	(8,618)	(3,825)

Net Loss	$(3,481)	$(8,618)	$(3,825)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	250,108,353	250,108,353	250,108,353

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Three Months Ended March 31, 2022 and March 31, 2021
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	250,108,353	25,010	780,000	78	62,022	(99,203)	(12,093)

Issuance of Preferred Stock	—	—	99,220,000	9,922	8,373	—	18,295

Net Loss for the Three Months Ended March 31, 2021	—	—	—	—	—	(3,825)	(3,825)
(Adjusted)

Balance At March 31, 2021	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(103,028)	$2,377

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2021	250,108,353	25,010	100,000,000	10,000	70,395	(118,885)	(13,480)

Net Loss for the Three Months Ended March 31, 2022	—	—	—	—	—	(3,481)	(3,481)

Balance At March 31, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(122,366)	$(16,961)

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months
	March 31,
		(Reported)	(Adjusted)
	2022	2021	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(3,481)	$(8,618)	$(3,825)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	$681	$528	$528
Changes In:
Accounts Payable	$(2,010)		$—
Accounts Payable - Related Party	$(4,810)	$(3,611)	$3,999
Accrued Expenses	$—	$2,480	$—
Net Cash Used in Operating Activities	$—	$(9,220)	$702

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of Fixed Assets	$—	$(702)	$(702)
Net Cash Used in Investment Activities		$(702)	$(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	—	$9,922	$—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	—	$—	$—

Cash at End of Period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Preferred Stock in Exchange for Debt Conversion -Related Party Payable	$—	$—	$18,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Franchise Taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

Mountain Top Properties, Inc.

Notes to Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These interim financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim financial statements have been included. The results reported in the unaudited financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2021 filed with Securities Exchange Commission on April 18, 2022.

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

 Mountain Top Properties, Inc.

Notes to Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

During the three months years ended March 31, 2022, there were no stock based awards issued or outstanding.

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

Mountain Top Properties, Inc.

Notes to Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2022.

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

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $122,366 as of March 31, 2022. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Mountain Top Properties, Inc.

Notes to Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

NOTE 3. GOING CONCERN (Continued)

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

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased. Total balances as of March 31, 2022 and December 31, 2021 net of depreciation are $2,994 and $3,675 respectively.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the three months ended March 31, 2022, the company recorded $681 in depreciation expense.

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

From 2019 -2021, the Company’s majority shareholder loaned the Company for paying off professional, legal and other administrative expenses. At a Board meeting held on January 27, 2021, the Company approved debt conversion of $18,295 into stock.  It was resolved that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC. This took place on February 11, 2021. The remaining amount outstanding on these amounts as as of March 31, 2022 is $12,955. This amount is non-interest bearing, due upon demand and unsecured.

From 2020-2022, Related Parties provided internal accounting services. As of March 31, 2022, $2,000 is owed to Midland Consulting and $5,000 owed to Lyboldt-Daly Inc., with Joseph Passalaqua, the majority preferred stockholder of Mountain Top Properties Inc, as sole officer of that Company. These amounts are non-interest bearing, due upon demand and unsecured.

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share. On February 11, 2021, the company filed a certificate of designation for the Series A Convertible Preferred Stocks and the company now gives control of the company and issued 99,220,000 shares of Series A Convertible Preferred Stock to Friction and Heat LLC, with Joseph Passalaqua as Managing Member of that Company.

As of March 31, 2022, the Company had 100,000,000 shares of Series A Preferred Stock issued and outstanding.

Common stock

The company is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share.

As of March 31, 2021, the Company had 250,108,353 shares of its common stock issued and outstanding.

Mountain Top Properties, Inc.

Notes to Financial Statements

For the three months ended March 31, 2022 and 2021 (Unaudited)

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

NOTE 8. SUBSEQUENT EVENTS

In April 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company an additional $3,419 for paying professional, legal and other administrative expenses. This amount is are non-interest bearing, due upon demand and unsecured.

In April 2022, an additional $1,000 is owed to Lyboldt-Daly Inc., with Joseph Passalaqua, the majority preferred stockholder of Mountain Top Properties Inc, as sole officer of that Company.

The Company evaluated all other events or transactions that occurred after March 31, 2022, through May 13, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended March 31, 2022.

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

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31 ,
	2022	2021

Current Assets	$—	$—
Current Liabilities	19,955	17,155
Working Capital (Deficit)	$(19,955)	$(17,155)

Cash Flows

	March 31,	March 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$—	$702
Cash Flows from Investment Activities	—	(702)
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$—	$—

Operating Revenues

We have generated revenues of $0 for the three months ended March 31, 2022 and $0 for the three months and three months ended March 31, 2021.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2022 were $3,481 compared with $3,825 for the three months ended March 31, 2021.  Operating expenses for the three months ended March 31, 2022 consisted of general and administrative expenses of $563 compared to $0 for the three months ended March 31, 2021, professional expenses of $2,237 compared to $3,297 for the three months ended March 31, 2021, and depreciation expenses of $681 compared to $528 for the three months ended March 31, 2021,.

During the three months ended March 31, 2022, the Company recorded a net loss of ($3,481) compared with net loss of $(3,825) for the three months ended March 31, 2021.

Liquidity and Capital Resources

As of March 31, 2022, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2021.  As of March 31, 2022, the Company's total assets were $2,994 compared to total assets of $3,675 as at December 31, 2021.

As of March 31, 2022, the Company had total liabilities of $19,955 compared with total liabilities of $17,155 as of year-end December 31, 2021.  Liabilities for the three months ended March 31, 2022 consisted of accounts payable of $0 compared to $2,010 for the year-end December 31, 2021.

Cashflow from Operating Activities

During the three months ended March 31, 2022 the Company used $0 of cash for operating activities compared to the use of $702 of cash for operating activities during the three months ended March 31, 2021.

Cashflow from Investing Activities

During the three months ended March 31, 2022 the Company used $0 of cash for investing activities compared to the use of $702 of cash for investing activities during the three months ended March 31, 2021.

Cashflow from Financing Activities

During the three months ended March 31, 2022 the Company received cash from financing activities of $0 as compared to $0 for the three months ended March 31, 2021.

Subsequent Developments

In the three months ended March 31, 2021 there was an issuance of preferred stock in exchange for a debt conversion to a Related Party in the amount of $18,295.

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

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. A complete summary of these policies is included in the notes to our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

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

ITEM 3. QUANTITATIVE AND QUALIITATIVE DISCLOSURES ABOUT MARKET RISKS

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Anthony Lombardo, our sole principal executive officer and principal financial officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, March 31, 2022, filed on May 13, 2022, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.    RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: May 13, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)