Form 10-Q
period 2022-06-30
MOUNTAIN TOP PROPERTIES, INC.
filed 2022-08-02
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-56298

MOUNTAIN TOP PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5544183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3512 Desert Mesa Rd
Roanoke, TX 76262
(Address of principal executive offices) (315)254-8553
(Registrant’s Telephone Number)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,363 shares of common stock as of August 2, 2022.

PART 1 FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIESGS, INC.

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2022

TABLE OF C O N T E N T S

MOUNTAIN TOP PROPERTIES, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2022	December 31, 2021
ASSETS
Current Assets:	—	—
Cash and Cash Equivalents	—	—
Total Current Assets	—	—

Fixed Assets (Net)	2,313	3,675

TOTAL ASSETS	$2,313	$3,675

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,573	$2,010
Accounts Payable - Related Party	33,965	15,145
Total Current Liabilities	36,538	17,155

Total Liabilities	36,538	17,155

Stockholder's Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at June 30, 2022 and December 31, 2021	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 250,108,353 shares Issued
and Outstanding at June 30, 2022 and December 31, 2021	25,010	25,010
Additional Paid-In Capital	70,395	70,395
Accumulated Deficit	(139,630)	(118,885)

Total Stockholder's Deficit	(34,225)	(13,480)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$2,313	$3,675

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
		(Reported)	(Adjusted)		(Reported)	(Adjusted)
	2022	2021	2021	2022	2021	2021

Revenues:	$—	$—	$—	$—	$—	$—

Expenses:
General and administrative expenses	33	134	165	595	134	165
Professional fees	16,550	1,190	5,790	18,788	9,280	9,087
Depreciation expenses	681	587	588	1,362	1,116	1,116
Total Operating Expenses	17,264	1,911	6,543	20,745	10,530	10,368

Operating Loss	(17,264)	(1,911)	(6,543)	(20,745)	(10,530)	(10,368)

Net Loss	$(17,264)	$(1,911)	$(6,543)	$(20,745)	$(10,530)	$(10,368)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	250,108,353	250,108,353	250,108,353	250,108,353	250,108,353	250,108,353

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2022 and June 30, 2021
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	250,108,353	25,010	780,000	78	62,022	(99,203)	(12,093)

Issuance of Preferred Stock	—	—	99,220,000	9,922	8,373	—	18,295

Net Loss for the Three Months Ended March 31, 2021	—	—	—	—	—	(3,825)	(3,825)
(Adjusted)

Net Loss for the Three Months Ended June 30, 2021	—	—	—	—	—	(6,543)	(6,543)
(Adjusted)

Balance At June 30, 2021	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(109,571)	$(4,166)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2021	250,108,353	25,010	100,000,000	10,000	70,395	(118,885)	(13,480)

Net Loss for the Three Months Ended March 31, 2022	—	—	—	—	—	(3,481)	(3,481)

Net Loss for the Three Months Ended June 30, 2022	—	—	—	—	—	(17,264)	(17,264)

Balance At June 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(139,630)	$(34,225)

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months
	June 30,
		(Reported)	(Adjusted)
	2022	2021	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(20,745)	$(10,530)	$(10,368)
Adjustments to reconcile net loss to net cash
in operating activities:
Depreciation Expense	$1,362	$1,116	$1,116
Changes In:
Accounts Payable	$563	$(990)	$—
Accounts Payable - Related Party	$18,820	$1,185	$10,014
Accrued Expenses	$—	$—	$—
Net Cash Used in Operating Activities	$—	$(9,219)	$762

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of Fixed Assets	$—	$(702)	$(702)
Net Cash Used in Investment Activities	$—	$(702)	$(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Preferred Stock	—	9,921	—
Net Cash Provided by Financing Activities	—	$9,921	$—

Net (Decrease) Increase in Cash	—	$—	$60
Cash at Beginning of Period	—	$—	$—

Cash at End of Period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Preferred Stock in Exchange for Debt Converstion -Related Party Payable	$—	$—	$18,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Franchise Taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

Mountain Top Properties, Inc.

Notes to Financial Statements

For the six months ended June 30, 2022 and 2021 (Unaudited)

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

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of six months or less to be cash equivalents.

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

 Mountain Top Properties, Inc.

Notes to Financial Statements

For the six months ended June 30, 2022 and 2021 (Unaudited)

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

During the six months years ended June 30, 2022, there were no stock based awards issued or outstanding.

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

Mountain Top Properties, Inc.

Notes to Financial Statements

For the six months ended June 30, 2022 and 2021 (Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2022.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $139,630 as of June 30, 2022. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Mountain Top Properties, Inc.

Notes to Financial Statements

For the six months ended June 30, 2022 and 2021 (Unaudited)

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

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased. Total balances as of June 30, 2022 and December 31, 2021 net of depreciation are $2,313 and $3,675 respectively.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the six months ended June 30, 2022, the company recorded $681 in depreciation expense.

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

From 2019 -2022, the Company’s majority shareholder loaned the Company for paying off professional, legal and other administrative expenses. At a Board meeting held on January 27, 2021, the Company approved debt conversion of $18,295 into stock.  It was resolved that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC. This took place on February 11, 2021. The remaining amount outstanding on these amounts as as of June 30, 2022 is $24,965. This amount is non-interest bearing, due upon demand and unsecured.

From 2020-2022, Related Parties provided internal accounting services. As of June 30, 2022, $2,000 is owed to Midland Consulting and $7,000 owed to Lyboldt-Daly Inc., with Joseph Passalaqua, the majority preferred stockholder of Mountain Top Properties Inc, as sole officer of that Company. These amounts are non-interest bearing, due upon demand and unsecured.

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

As of June 30, 2022, the Company had 100,000,000 shares of Series A Preferred Stock issued and outstanding.

Common stock

The company is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share.

As of June 30, 2022, the Company had 250,108,353 shares of its common stock issued and outstanding.

Mountain Top Properties, Inc.

Notes to Financial Statements

For the six months ended June 30, 2022 and 2021 (Unaudited)

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

NOTE 8. SUBSEQUENT EVENTS

In July 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company an additional $452 for paying professional fees and administrative expenses. This amount is are non-interest bearing, due upon demand and unsecured.

The Company evaluated all other events or transactions that occurred after June 30, 2022, through August 2, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended June 30, 2022.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31 ,
	2022	2021

Current Assets	$—	$—
Fixed Assets	2,313	3,675
Current Liabilities	36,538	17,155
Working Capital (Deficit)	$(34,225)	$(13,4805)

Cash Flows

	June 30,	June 30,
	2022	2021

Cash Flows from (used in) Operating Activities	$—	$762
Cash Flows from Investment Activities	—	(702)
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$—	$60

For the Three Months Ended June 30, 2022 and June 30, 2021

Operating Revenues

We have generated revenues of $0 for the three months ended June 30, 2022 and $0 for the three months and three months ended June 30, 2021.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2022 were $17,264 compared with $6,543 for the three months ended June 30, 2021.  Operating expenses for the three months ended June 30, 2022 consisted of general and administrative expenses of $33 compared to $165for the three months ended June 30, 2021, professional expenses of $16,550 compared to $5,790 for the three months ended June 30, 2021, and depreciation expenses of $681 compared to $588 for the three months ended June 30, 2021,.

During the three months ended June 30, 2022, the Company recorded a net loss of ($17,264) compared with net loss of $(6,543) for the three months ended June 30, 2021.

For the Six Months Ended June 30, 2022 and June 30, 2021

Operating Revenues

We have generated revenues of $0 for the six months ended June 30, 2022 and $0 for the six months and six months ended June 30, 2021.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2022 were $20,745 compared with $10,368 for the six months ended June 30, 2021.  Operating expenses for the six months ended June 30, 2022 consisted of general and administrative expenses of $595 compared to $165 for the six months ended June 30, 2021, professional expenses of $18,7887 compared to $9,087 for the six months ended June 30, 2021, and depreciation expenses of $1,362 compared to $1,116 for the six months ended June 30, 2021.

During the six months ended June 30, 2022, the Company recorded a net loss of ($20,745) compared with net loss of $(10,368) for the six months ended June 30, 2021.

Liquidity and Capital Resources

As of June 30, 2022, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2021.  As of June 30, 2022, the Company's total assets were $2,313 compared to total assets of $3,675 as at December 31, 2021.

As of June 30, 2022, the Company had total liabilities of $36,538 compared with total liabilities of $17,155 as of year-end December 31, 2021.  Liabilities for the six months ended June 30, 2022 consisted of accounts payable of $2,573 compared to $2,010 for the year-end December 31, 2021 and related party accounts payable for the six months ended June 30, 2022 of $33,965 compared to $15,145 for the year-ended December 31, 2021.

Cashflow from Operating Activities

During the six months ended June 30, 2022 the Company used $0 of cash for operating activities compared to the use of $702 of cash for operating activities during the six months ended June 30, 2021.

Cashflow from Investing Activities

During the six months ended June 30, 2022 the Company used $0 of cash for investing activities compared to the use of $702 of cash for investing activities during the six months ended June 30, 2021.

Cashflow from Financing Activities

During the six months ended June 30, 2022 the Company received cash from financing activities of $0 as compared to $0 for the six months ended June 30, 2021.

Subsequent Developments

In the six months ended June 30, 2021 there was an issuance of preferred stock in exchange for a debt conversion to a Related Party in the amount of $18,295.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Anthony Lombardo, our sole principal executive officer and principal financial officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, June 30, 2022, filed on August 2, 2022, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: August 2, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 2, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)