Form 10-Q
period 2022-09-30
MOUNTAIN TOP PROPERTIES, INC.
filed 2022-11-10
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,353 shares of common stock as of November 10, 2022.

PART 1 FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIES INC .

FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2022

TABLE OF C O N T E N T S

MOUNTAIN TOP PROPERTIES, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021
ASSETS
Current Assets:	—	—
Cash and Cash Equivalents	—	—
Total Current Assets		—

Fixed Assets (Net)	1,632	3,675

TOTAL ASSETS	$1,632	$3,675

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$—	$2,010
Accounts Payable - Related Party	43,170	15,145
Total Current Liabilities	43,170	17,155

Total Liabilities	43,170	17,155

Stockholder's Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at September 30, 2022 and December 31, 2021	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 250,108,353 shares Issued
and Outstanding at September 30, 2022 and December 31, 2021	25,010	25,010
Additional Paid-In Capital	70,395	70,395
Accumulated Deficit	(146,943)	(118,885)

Total Stockholder's Deficit	(41,538)	(13,480)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$1,632	$3,675

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended			For the Nine Months Ended
	September 30,			September 30,
		(Reported)	(Adjusted)
	2022	2021	2021	2022	2021

Revenues:	$—	$—	$—	$—	$—

Expenses:
Depreciation expenses	$681	$588	$588	$2,043	$1,704
General and administrative expenses	120	76	45	715	210
Professional fees	2,481	3,910	4,103	21,269	13,190
Travel expenses	4,031	—	—	4,031
Total Operating Expenses	7,313	4,574	4,736	28,058	15,104

Operating Loss	(7,313)	(4,574)	(4,736)	(28,058)	(15,104)

Net Loss	$(7,313)	$(4,574)	$(4,736)	$(28,058)	$(15,104)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	250,108,353	250,108,353	250,108,353	250,108,353	250,108,353

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended September 30, 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of June 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(139,630)	$(34,225)

Net Loss for the Three Months Ended September 30, 2022	—	$—	—	$—	$—	$(7,313)	$(7,313)

Balance as of September 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(146,943)	$(41,538)

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended September 30, 2021
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of June 30, 2021	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(109,571)	$(4,166)
(Adjusted)

Net Loss for the Three Months Ended September 30, 2021	—	$—	—	$—	$—	$(4,736)	$(4,736)

Balance as of September 30, 2021	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(114,307)	$(8,902)
(Adjusted)
The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2022 and September 30, 2021
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	250,108,353	25,010	780,000	78	62,022	(99,203)	(12,093)

Issuance of Preferred Stock	—	—	99,220,000	9,922	8,373	—	18,295

Net Loss for the Three Months Ended March 31, 2021	—	—	—	—	—	(3,825)	(3,825)
(Adjusted)

Net Loss for the Three Months Ended June 30, 2021	—	—	—	—	—	(6,543)	(6,543)
(Adjusted)

Net Loss for the Three Months Ended September 30, 2021	—	—	—	—	—	(4,736)	(4,736)
(Adjusted)

Balance At September 30, 2021 (Adjusted)	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(114,307)	$(8,902)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2021	250,108,353	25,010	100,000,000	10,000	70,395	(118,885)	(13,480)

Net Loss for the Three Months Ended March 31, 2022	—	—	—	—	—	(3,481)	(3,481)

Net Loss for the Three Months Ended June 30, 2022	—	—	—	—	—	(17,264)	(17,264)

Net Loss for the Three Months Ended September 30, 2022	—	—	—	—	—	(7,313)	(7,313)

Balance At September 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(146,943)	$(41,538)

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months
	September 30,
		(Reported)	(Adjusted)
	2022	2021	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(28,058)	$(15,104)	$(15,104)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	$2,043	$1,002	$1,002
Changes In:
Accounts Payable	$(2,010)	$—	$—
Accounts Payable - Related Party	$28,025	$(2,135)	$16,864
Accrued Expenses		$(2,000)	$(2,000)
Net Cash Used in Operating Activities	$—	$(18,237)	$762

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of Fixed Assets	$—	$—	$(702)
Net Cash Used in Investment Activities	$—	$—	$(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of Preferred Stock	—	18,297	—
Net Cash Provided by Financing Activities	—	$18,297	$—

Net (Decrease) Increase in Cash	—	$60	$60
Cash at Beginning of Period	—	$—	$—

Cash at End of Period	$—	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Preferred Stock in Exchange for Debt Converstion -Related Party Payable	$—	$—	$18,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—	$—
Franchise Taxes	$—	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

Mountain Top Properties, Inc.

Notes to Financial Statements

Quarter Ended September 30, 2022 (Unaudited)

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

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than estimate with reference to useful life of assets, depreciation, and the assumption that the Company is a going concern.

Cash

The Company considers all short-term highly liquid investments with an original maturity date of purchase of nine months or less to be cash equivalents.

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

 Mountain Top Properties, Inc.

Notes to Financial Statements

Quarter Ended September 30, 2022 (Unaudited)

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

During the nine months years ended September 30, 2022, there were no stock based awards issued or outstanding.

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

Mountain Top Properties, Inc.

Notes to Financial Statements

Quarter Ended September 30, 2022 (Unaudited)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2022.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include accrued expenses and related party accounts payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Income taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their  respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $146,943 as of September 30, 2022 and $118,885 as of December 31, 2021. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Mountain Top Properties, Inc.

Notes to Financial Statements

Quarter Ended September 30, 2022 (Unaudited)

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

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased. Total balances as of September 30, 2022 and December 31, 2021 net of depreciation are $1,632 and $3,675 respectively.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For both the nine months ended September 30, 2022 and the nine months ended, September 30, 2021, the company recorded $2,043 in depreciation expense

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

During 2019-2021, the Company’s majority shareholder loaned the Company for paying off professional, legal and other administrative expenses. At a Board meeting held on January 27, 2021, the Company approved debt conversion of $18,295 into stock.  It was resolved that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC. This took place on February 11, 2021. After the conversion, in 2021 and 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company an additional $33,170 for paying professional fees and administrative expenses. As of the previous nine months ended, September 30, 2021 $7,540 was owed for these advances due to a Related Party and $60 was owed to a previous Officer and Related Party. These amounts are non-interest bearing, due upon demand and unsecured As of the current nine months ended, September 30, 2022, $33,170 is owed for these advances due to a Related Party. This amount is non-interest bearing, due upon demand and unsecured

 From 2020-2022, Related Parties provided internal accounting services.

As of the previous nine months ended, September 30, 2021 $2,000 was owed to Midland Consulting and $4,000 was owed to Lyboldt-Daly Inc., with Joseph Passalaqua, the majority preferred stockholder of Mountain Top Properties Inc, as sole officer of that Company. These amounts are non-interest bearing, due upon demand and unsecured.

As of the current nine month ended, September 30, 2022, $2,000 is owed to Midland Consulting and $8,000 owed to Lyboldt-Daly Inc., with Joseph Passalaqua, the majority preferred stockholder of Mountain Top Properties Inc, as sole officer of that Company. These amounts are non-interest bearing, due upon demand and unsecured.

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

As of September 30, 2021 and September 30, 2022, the Company had 100,000,000 shares of Series A Preferred Stock issued and outstanding.

Common stock

The company is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share.

As of September 30, 2021 and September 30, 2022, the Company had 250,108,353 shares of its common stock issued and outstanding.

Mountain Top Properties, Inc.

Notes to Financial Statements

Quarter Ended September 30, 2022 (Unaudited)

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

NOTE 8. INCOME TAXES

As of September, 2022, the Company had net operating loss carry forwards of approximately $146,943 that may be available to reduce future years' taxable income in varying amounts. Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2022, through November 10, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended September 30, 2022.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31 ,
	2022	2021

Current Assets	$—	$—
Fixed Assets	1,632	3,675
Current Liabilities	43,170	17,155
Working Capital (Deficit)	$(41,538)	$(13,480)

Cash Flows

	September 30,	September 30,
	2022	2021

Cash Flows from (used in) Operating Activities	$—	$762
Cash Flows from Investment Activities	—	(702)
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$—	$60

For the Three Months Ended September 30, 2022 and September 30, 2021

Operating Revenues

We have generated revenues of $0 for the three months ended September 30, 2022 and $0 for the three months and three months ended September 30, 2021.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2022 were $7,313 compared with $4,736 for the three months ended September 30, 2021.  Operating expenses for the three months ended September 30, 2022 consisted of general and administrative expenses of $120 compared to $45 for the three months ended September 30, 2021. Professional expenses for the three months ended September 30, 2022 were $2,481 compared to $4,103 for the three months ended September 30, 2021. Travel expenses for the three months ended September 30, 2022 were $4,031 compared to $0 for the three months ended September 30, 2021. Depreciation expenses for the three months ended September 30, 2022 were $681 compared to $588 for the three months ended September 30, 2021,

During the three months ended September 30, 2022, the Company recorded a net loss of ($7,313) compared with net loss of $(4,736) for the three months ended September 30, 2021.

For the Nine months Ended September 30, 2022 and September 30, 2021

Operating Revenues

We have generated revenues of $0 for the nine months ended September 30, 2022 and $0 for the nine months and nine months ended September 30, 2021.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2022 were $28,058 compared with $15,104 for the nine months ended September 30, 2021.  Operating expenses for the nine months ended September 30, 2022 consisted of general and administrative expenses of $715 compared to $210 for the nine months ended September 30, 2021. Professional expenses for the nine months ended September 30, 2022 were $21,269 compared to $13,190 for the nine months ended September 30, 2021. Travel expenses for the nine months ended September 30, 2022 were $4,031 compared to $0 for the nine months ended September 30, 2021. Depreciation expenses for the nine months ended September 30, 2022 were $2,043 compared to $1,704 for the nine months ended September 30, 2021,

During the nine months ended September 30, 2022, the Company recorded a net loss of ($28,058) compared with net loss of $(15,104) for the nine months ended September 30, 2021.

Liquidity and Capital Resources

As of September 30, 2022, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2021.  As of September 30, 2022, the Company's total assets were $1,632 compared to total assets of $3,675 as at December 31, 2021.

As of September 30, 2022, the Company had total liabilities of $43,170 compared with total liabilities of $17,155 as of year-end December 31, 2021.  Liabilities for the nine months ended September 30, 2022 consisted of accounts payable of $0 compared to $2,010 for the year-end December 31, 2021 and related party accounts payable for the nine months ended September 30, 2022 of $43,170 compared to $15,145 for the year-ended December 31, 2021.

Cashflow from Operating Activities

During the nine months ended September 30, 2022 the Company used $0 of cash for operating activities compared to the use of $762 of cash for operating activities during the nine months ended September 30, 2021.

Cashflow from Investing Activities

During the nine months ended September 30, 2022 the Company used $0 of cash for investing activities compared to the use of $702 of cash for investing activities during the nine months ended September 30, 2021.

Cashflow from Financing Activities

During the nine months ended September 30, 2022 the Company received cash from financing activities of $0 as compared to $0 for the nine months ended September 30, 2021.

Subsequent Developments

In the previous nine months ended September 30, 2021 there was an issuance of preferred stock in exchange for a debt conversion to a Related Party in the amount of $18,295.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Anthony Lombardo, our sole principal executive officer and principal financial officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, September 30, 2022, filed on November 10, 2022, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: November 10, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 10, 2022	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)