Form 10-K
period 2022-12-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2023-02-28
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022
o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [  ] to [  ]

Commission file number 000-56298

MOUNTAIN TOP PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	47-5544183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7505 Floyd Ct Weatherford, TX 76087 (Address of principal executive offices) 3512 Desert Mesa Rd
Roanoke, TX 76262
(Former Address of principal executive offices) (315) 254-8553
(Registrant’s Telephone Number)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
n/a	MTPP

 Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company”. See definition of “large accelerated filer”, "accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company	☒
	Emerging growth company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act)

Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, and was $2,793,251. Market value is based on the assumed value of $0.03 per share of 93,108,353 shares held by non-affiliates, being the most recent sale price of the common stock prior to June 30, 2022.

250,108,353 common shares issued and outstanding and 100,000,000 preferred shares issued and outstanding as of date of this report, December 31, 2022.

250,108,353 common shares issued and outstanding and 100,000,000 preferred shares issued and outstanding as of the date of this fling, February 28, 2023.

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

For the year ended December 31, 2022 we have incurred net losses of $39,833 and an accumulated deficit of $158,718. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $22,000 to maintain nominal operations and fulfill our public reporting obligations for the next twelve months. We will require significantly more capital to establish develop our business and establish significant operations. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

As of December 31, 2022, we are authorized to issue up to 800,000,000 shares of common stock and 100,000,000 shares of preferred stock, both with a par value of $0.0001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

Our principal shareholder owns approximately 99% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2022, our principal shareholder beneficially owned an aggregate of approximately 99% of our outstanding preferred stock. As a result, our principal shareholder may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

TEM 1B. UNRESOLVED STAFF COMMENTS

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2022	$0.019	$0.019
September 30, 2022	$0.040	$0.040
June 30, 2022	$0.026	$ 0.026
March 31, 2022	$0.031	$ 0.031
December 31, 2021	$0.031	$ 0.031
September 30, 2021	$0.093	$ 0.051
June 30, 2021	$0.055	$ 0.028
March 31, 2021	$0.018	$ 0.013
December 31, 2020	$0.012	$ 0.009

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

On December 31, 2022, the shareholders’ list showed 4702 registered shareholders with 250,108,353 common shares outstanding.

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

RESULTS OF OPERATIONS

The Year Ended December 31, 2022, compared to Year Ended December 31, 2021

Operating Revenues

We have generated no revenues for the year ended December 31, 2022, and December 31, 2021.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2022, were $39,833 compared with $19,682 for the year ended December 31, 2021.  The increase in operating expenses consisted of a increase in general and administrative expenses from $226 for the year ended December 31, 2021, to $715 for the year ended December 31, 2022, an increase in professional fees from $16,789 for the year ended December 31, 2021, to $32,363 for the year ended December 31, 2022, increase in travel expenses from $0 for the year ended December 31, 2021, to $4,031 for the year ended December 31,2022 and increase in depreciation expense from $2,667 for the year ended December 31, 2021, to $2,724 for the year ended December 31, 2022.

During the year ended December 31, 2022, the Company recorded a net loss of $39,833, compared with net loss of $19,682 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022 and December 31, 2021, the Company's cash balance was $0, respectively in both years. As of December 31, 2022, the Company's total assets were $951 compared to total assets of $3,675 as of December 31, 2021.

As of December 31, 2022, the Company had total liabilities of $54,264 compared with total liabilities of $17,155 as of December 31, 2021. The increase in total liabilities is attributed to a increase in account payable - related party from $15,415 for the year ended December 31, 2021, to $48,264 for the year ended December 31, 2022, an increase in accounts payable from $2,000 for the year ended December 31, 2021 to $6,000 for the year ended December 31, 2022.

 As of December 31, 2022, the Company has a working capital deficit of $53,313 compared with working capital deficit of $13,480 at December 31, 2021.

Cash Flow from Operating Activities

During the year ended December 31, 2022, the Company used $0 of cash for operating activities compared to the use of $702 cash for operating activities during the year ended December 31, 2021.

Cash Flow from Investment Activities

During the year ended December 31, 2022 the Company used $0 for investment activities, compared to the use of $702 for investment activities during the year ended December 31, 2021.

Cash Flow from Financing Activities

During the year ended December 31, 2022, and December 31, 2021, the Company did not receive any cash from financing activities.

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

The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years our operating expenses were $39,833 and $19,682 in the years ended December 31, 2022 and December 31, 2021 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President. In the next 12 months we expect to incur expenses equal to approximately $22,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $20,500 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

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

Other Contractual Obligations

 As of the year ended December 31, 2022, we did not have any contractual obligations.

Plan of Operation and Funding

We estimate that our expenses over the next 12 months will be approximately $22,000 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources. Our working capital requirements are expected to increase in line with the growth of our business.

	Estimated	Estimated
	Completion	Expenses
Description	Date	($)

General and administrative	12 months	$2,000
Legal and Accounting	12 months	$20,000

Total		$22,000

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mountain Top Properties, Inc.

7505 Floyd Ct.

Weatherford, TX 76087

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mountain Top Properties, Inc. (the Company) as of December 31, 2022 and December 31, 2021, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two years ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2022 and December 31, 2021, and the results of its operations and its cash flows for each of the two years ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses since inception, has a shareholder deficit, and the Company and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time – these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

Critical Audit Matters

A critical audit matter is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee or the Company’s governance and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating a critical audit, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical audit matters communicated or required to be communicated to the audit committee.

We have served as the Company’s auditor since 2022.

Houston, Texas

February 25, 2023 PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

MOUNTAIN TOP PROPERTIES, INC.
BALANCE SHEETS
(Audited)

	December 31, 2022	December 31, 2021
ASSETS
Current Assets:	—	—
Cash and Cash Equivalents	—	—
Total Current Assets	—	—

Fixed Assets (Net)	951	3,675

TOTAL ASSETS	$951	$3,675

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$6,000	$2,010
Accounts Payable - Related Party	48,264	15,145
Total Current Liabilities	54,264	17,155

Total Liabilities	54,264	17,155

Stockholder's Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
and Outstanding at December 31, 2022 and December 31, 2021	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized; 250,108,353 shares Issued
and Outstanding at December 31, 2022 and December 31, 2021	25,010	25,010
Additional Paid-In Capital	70,395	70,395
Accumulated Deficit	(158,718)	(118,885)

Total Stockholder's Deficit	(53,313)	(13,480)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$951	$3,675

The accompanying notes are an integral part of these audited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF OPERATIONS
(Audited)

	For the Year Ended
	December 31,
	2022	2021

Revenues:	$—	$—

Expenses:
General and administrative expenses	715	226
Professional fees	32,363	16,789
Depreciation expenses	2,724	2,667
Travel expenses	4,031	—
Total Operating Expenses	39,833	19,682

Operating Loss	(39,833)	(19,682)

Net Loss	$(39,833)	$(19,682)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	250,108,353	250,108,353

The accompanying notes are an integral part of these audited financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended December 31, 2022 and December 31, 2021 (Audited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	250,108,353	$25,010	$780,000	$78	62,022	$(99,203)	$(12,093)

Issuance of Preferred Stock	—	—	99,220,000	9,922	8,373	—	18,295

Net Loss for the Year Ended December 31, 2021	—	—	—	—	—	(19,682)	(19,682)

Balance At December 31, 2021	250,108,353	25,010	100,000,000	10,000	70,395	(118,885)	(13,480)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2021	250,108,353	25,010	100,000,000	10,000	70,395	(118,885)	(13,480)

Net Loss for the Year Ended December 31, 2022	—	—	—	—	—	(39,833)	(39,833)

Balance At December 31, 2022	250,108,353	$25,010	$100,000,000	$10,000	70,395	$(158,718)	$(53,313)

The accompanying notes are an integral part of these audited financial statements
F-4

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF CASH FLOWS
(Audited)

	For the Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(39,833)	$(19,682)
Adjustments to reconcile net loss to net cash
in operating activities:
Depreciation Expense	$2,724	$2,667
Changes In:
Accounts Payable	$3,990	$2,010
Accounts Payable - Related Party	$33,119	$17,707
Accrued Expenses	$—	$(2,000)
Net Cash Used in Operating Activities	$—	$702

CASH FLOWS FROM INVESTMENT ACTIVITIES
Purchase of Fixed Assets	$—	$(702)
Net Cash Used in Investment Activities	$—	$(702)

CASH FLOWS FROM FINANCING ACTIVITIES
Net Cash Provided by Financing Activities	—	—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Preferred Stock in Exchange for Debt Conversion -Related Party Payable	$—	$18,295

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these audited financial statements

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022

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

2.2 Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of the previous year ended December 31, 2021 the Company had $3,675 in fixed assets and total assets, $0 cash on hand. At December 31, 2022, the Company had $951 in fixed assets and total assets, $0 cash on hand.

2.4 Fair Value of Financial Instruments

As defined in (Financial Accounting Standards Board ASC 820), fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price). The Company will utilize the market data of similar entities in its industry or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation technique. These inputs can be readily observable, market corroborated, or generally unobservable. The Company classifies fair value balances based on the observability of those inputs. FASB ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurement) and the lowest priority to unobservable inputs (level 3 measurement).

The Company's financial instruments consist of cash and cash equivalents, accounts payable and related party loans. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Financial assets and liabilities recorded at fair value in our balance sheet, are categorized based upon a fair value hierarchy established by GAAP, which prioritizes the inputs used to measure fair value into the following levels:

Level 1 — Quoted market prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable and can be corroborated by observable market data.

Level 3 — Inputs reflecting management's best estimates and assumptions of what market participants would use in pricing assets or liabilities at the measurement date. The inputs are unobservable in the market and significant to the valuation of the instruments.

A financial instrument's categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

 The Company follows ASC 820’s financial instruments consist of accounts payable and amounts provided to the Company from related parties. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022

(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

2.6 Stock-Based Compensation

For the year ended December 31, 2022, the Company has not issued any stock-based payments to its employees Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

2.7 Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31,

2022 and December 31, 2021 are as follows:

	Year Ended December 31
	2022	2021
Deferred Tax Assets
Net Operating Losses	$33,331	$24,966
Less: Valuation Allowance	(33,331)	(24,966)
Deferred Tax Assets - Net	$—	$—

As of December 31, 2022, the Company had approximately $158,718 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2042. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

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

December 31, 2022

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

For the years ended December 31, 2022 and 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022

(Audited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $158,718 as of December 31, 2022. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

For the year ended December 31, 2022 the company recorded 2,724 in depreciation expense.

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

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022

(Audited)

NOTE 5. ACCOUNT PAYABLE - RELATED PARTY (Continued)

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

The Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company additional funds for paying professional fees and administrative expenses in 2021 and 2022. As of the current year ended, December 31, 2022, $37,264 is owed for these advances due to a Joseph Passalaqua, a Related Party. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

 From 2020-2022, Related Parties provided internal accounting services.

As of the previous year ended, December 31, 2021 and current year ended, December 31, 2022, $2,000 was owed to Midland Consulting. This amount is non-interest bearing, due upon demand and unsecured.

As of previous year ended December 31, 2021, $5,000 was owed to Lyboldt-Daly Inc. As of the current year ended, December 31, 2022, $9,000 is owed to Lyboldt-Daly Inc. Joseph Passalaqua, is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of that Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

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

Preferred stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share. As of December 30, 2021 and December 31, 2022, the Company had 100,000,000 shares of Series A Preferred Stock were issued and outstanding.

Common stock

The company is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share. As of December 31, 2021 and December 31, 2022, the Company had 250,108,353 shares of its common stock issued and outstanding.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2022

(Audited)

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

 NOTE 8. SUBSEQUENT EVENTS

The Company is in the process of incorporating a subsidiary in the state of Wyoming, in the name of Mountain Top Reality, Inc.

The Company evaluated all other events or transactions that occurred after December 31, 2022 through February 28, 2023. The Company determined that it does not have any other subsequent events requiring recording or disclosure in the financial statements for the period ended December 31, 2022.

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

As of the period covered by this report, December 31, 2022 and as of the date of this filing, February 28, 2023, we carried out an evaluation, under the supervision and with the participation of our president, chief executive officer and chief financial officer; Anthony Lombardo of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president, chief executive officer and chief financial officer; Anthony Lombardo concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

For the Year Ended December 31, 2022:

The following table sets forth information regarding the directors and each director nominee, as of the date of this filing.

NAME	AGE	POSITION	DIRECTOR SINCE
Anthony Lombardo	62	Director	2022

Anthony Lombardo

Mr. Lombardo, 62, From March 1998 to December 2002, Mr. Lombardo worked as a Program Manager for Hughes Aircraft in Arlington, Texas. He was the South Central Regional Manager for Training and Services with General Motors Corporation in Dallas, TX from January 2003 through March 2004. From April 2004 to July 2008 he was Operations Manager of Laqua’s 481 Chevrolet, an auto dealership in Fulton, NY. Mr. Lombardo was a consultant for Hendricks Motorsports in North Carolina from August 2008 through Jan 2010. In April 2010 he became Floor Manager at Allstar Dodge, a subsidiary of Auto, Inc. in Amarillo, TX.

Our Executive Officers

We designate persons serving in the following positions as our named executive officers: our chief executive officer, chief financial officer. The following table sets forth information regarding our executive officers as of the date of this filing.

NAME	AGE	POSITION	OFFICE SINCE
Anthony Lombardo	62	Chief Executive Officer, CFO and Secretary	2022

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officer for the years ended December 31, 2022 and the date of this filing.

Summary Compensation Table

SUMMARY COMPENSATION TABLE For the Year Ended December 31, 2022 and date of this filing.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)

Anthony Lombardo (1) President, Chief Executive Officer Chief Financial Officer, Secretary, Treasurer, and Director	2021	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

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

No equity awards were outstanding as of the year ended December 31, 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2022 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Principal Stockholders – Common Stock

The following table sets forth, as of December 31, 2022, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

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

Principal Stockholders – Preferred – Series A Stock

The following table sets forth, as of December 31, 2022, the number of shares of Preferred Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Friction & Heat LLC. (Joseph C. Passalaqua, owner)	Preferred	99,220,000	99%
	Series A

All Directors and officers as a group (none)	Preferred Series A		0%

DESCRIPTION OF SECURITIES

The authorized capital stock of Mountain Top Properties, Inc. consists of 900,000,000 shares, par value $.0001, of which 800,000,000 are Common Stock (the “Common Stock”) and 100,000,000 are Blank Check Preferred Stock (the “Preferred Stock”).  These shares are non-assessable. As of December 31, 2022, there were 250,108,353 shares of Common Stock issued and outstanding and 100,000,000 shares of Preferred Stock issued and outstanding.

The following description of certain matters relating to Mountain Top Properties, Inc. securities is a summary and is qualified in its entirety by the provisions of Mountain Top Properties, Inc. Certificate of Incorporation, the Amendment to the Articles of Incorporation and Bylaws.

Common Stock

The Company has 800,000,000 Common Stock authorized. As of December 31, 2022, 250,108,353 shares are issued and outstanding.

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

Preferred Stock

The Company has 100,000,000 Blank Check Preferred Stock authorized. As of December 31, 2022, 100,000,000 shares are issued and outstanding. These 100,000,000 shares are designated as Series A Convertible Stock whereby holder of each Series A Super voting Preferred Stock have Twenty Thousand times the number of votes as shareholders of the Common Stock

Options

The Company has not issued any options to purchase shares of its common stock, although it may establish a qualified option plan at some point in the future.

 ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During the previous year ended December 31, 2021, the Company approved debt conversion of $18,295 into stock due to a Related Party, Joseph Passalaqua.  It was resolved that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC. The remaining amount outstanding to Related Party – Joseph Passalaqua, as of December 31, 2022 is $37,264. This amount is non-interest bearing, due upon demand and unsecured.

From 2020-2022, Related Parties provided internal accounting services, as of December 31, 2022, $2,000 is owed to Midland Consulting and $9,000 is owed to Lyboldt-Daly Inc. respectively. These amounts are non-interest bearing, due upon demand and unsecured.

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

.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2022 and for fiscal year ended December 31, 2021 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2022	December 31, 2021
Audit Fees - CPA	$20,921	$8,010
Audit Related Fees - Other	$ 4,000	$ 6,500
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$24,921	$14,510

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: February 28, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: February 28, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

