Form 10-Q
period 2023-03-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2023-05-15
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,363 shares of common stock as of May 15, 2023.

PART 1 CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIESGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2023

TABLE OF C O N T E N T S

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Fixed Assets (Net)	270	951

TOTAL ASSETS	$270	$951

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,500	$6,000
Accounts Payable - Related Party	57,700	48,264
Total Current Liabilities	60,200	54,264

Total Liabilities	60,200	54,264

Stockholder's Deficit
Mountain Top Realty, Inc.
Preferred Stock, par value $0.0001,
0 shares Authorized, 0 shares Issued and
Outstanding at March 31, 2023 and December 31, 2022	—	—
Common Stock, par value $0.0001,
1,000,000 shares Authorized, 0 shares Issued
and Outstanding at March 31, 2023 and December 31, 2022	—	—
Mountain Top Properties, Inc.
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at March 31, 2023 and December 31, 2022	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 250,108,353 shares Issued
and Outstanding at March 31, 2023 and December 31, 2022	25,010	25,010
Additional Paid-In Capital	70,395	70,395
Accumulated Deficit	(165,335)	(158,718)

Total Stockholder's Deficit	(59,930)	(53,313)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$270	$951

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2023	2022

Revenues:	$—	$—

Expenses:
Depreciation expenses	$681	$681
General and administrative expenses	—	563
Professional fees	5,936	2,237
Total Operating Expenses	6,617	3,481

Operating Loss	(6,617)	(3,481)

Net Loss	$(6,617)	$(3,481)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	250,108,353	250,108,353

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(158,718)	$(53,313)

Net Loss for the Three Months Ended March 31, 2023	—	$—	—	$—	$—	$(6,617)	$(6,617)

Balance as of March 31, 2023	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(165,335)	$(59,930)

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLDIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance as of December 31, 2021	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(118,885)	$(13,480)

Net Loss for the Three Months Ended March 31, 2022	—	$—	—	$—	$—	$(3,481)	$(3,481)

Balance as of March 31, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(122,366)	$(16,961)

The accompanying notes are an integral part of these unaudited financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Three Months
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(6,617)	$(3,481)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	$681	$681
Changes In:
Accounts Payable	$(3,500)	$(2,010)
Accounts Payable - Related Party	$9,436	$4,810
Net Cash Used in Operating Activities	$—	$—

CASH FLOWS FROM INVESTMENT ACTIVITIES	$—	$—
Net Cash Used in Investment Activities	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES	$—	$—
Net Cash Provided by Financing Activities	$—	$—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	$—	$—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2023

NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Business description

The Consolidated Financial Statements are those of Mountain Top Properties, Inc. (the “Company”) and its subsidiary Mountain Top Realty, Inc. Mountain Top Properties was incorporated under the laws of the State of Nevada on November 6, 1990 to conduct business formerly carried on by its predecessor ACI Asset Management, Inc. until April, 2005.  The Company then changed its name from ACI Management, Inc. to Interactive Development, Inc. and operated under that name until July 2005 when it changed its name from Interactive Development, Inc. to Baby Bee Bright Corp.  The Company changed its name again in May 2006 to from Baby Bee Bright Corp to Lab Holdings, Inc. and changed its name again to our current name in December 2006. Anthony Lombardo is the sole officer of Mountain Top Properties Inc.

Mountain Top Realty, Inc. was incorporated under the laws of the State of Wyoming as a Subsidiary of Mountain Top Properties, Inc. on February 3, 2023 and is included in the Company’s Consolidated Financial Statements. Mountain Top Realty has had no expenses, no business operations or any revenue to date. Anthony Lombardo is the sole officer of Mountain Top Realty Inc.

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation of consolidated financial statements

These interim consolidated financial statements of the Company are unaudited. In the opinion of management, all adjustments (consisting of normal recurring accruals) and disclosures necessary for a fair presentation of these interim consolidated financial statements have been included. The results reported in the unaudited consolidated financial statements for any interim periods are not necessarily indicative of the results that may be reported for the entire year. The accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all information and footnotes necessary for a complete presentation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2022 filed with Securities Exchange Commission on February 28, 2023.

Uses of estimates in the preparation of consolidated financial statements

The preparation of consolidated financial statements in conformity with generally accepted accounting principles accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

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

 Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2023

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

Stock-based compensation

In accordance with ASC No. 718, Compensation – Stock Compensation (“ASC 718”), the Company measures the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the consolidated financial statements over the period during which employees are required to provide services.

During the three months years ended March 31, 2023, there were no stock based awards issued or outstanding.

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

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2023

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2023.

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

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.

In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed. Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2023

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $165,335 as of March 31, 2023 and $158,718 as of December 31, 2022. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased. Total balances as of March 31, 2023 and December 31, 2022 net of depreciation are $270 and $951 respectively.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the three months ended March 31, 2023 & March 31, 2022, the company recorded $681 in depreciation expense respectively.

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

As of the previous year ended, December 31, 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $37,264 for paying professional fees and administrative expenses in 2021 and 2022. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

In 2023, The Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company additional funds for paying professional fees and administrative expenses. In the three months ended, March 31, 2023, $8,336 was loaned for these advances due to Joseph Passalaqua, a Related Party. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party. As of March 31, 2023 a total of $45,600 is owed for these loans to Joseph Passalaqua..

 From 2020-2023, Related Parties provided internal accounting services:

As of March 31, 2023 , $2,000 is owed to Midland Consulting. This amount is non-interest bearing, due upon demand and unsecured.

As of March 31, 2023, $10,100 is owed to Lyboldt-Daly Inc. Joseph Passalaqua is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of that Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2023

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

Preferred stock

Mountain Top Properties Inc. is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share.

As of March 31, 2023 & December 31, 2022, Mountain Top Properties Inc. had 100,000,000 shares of Series A Preferred Stock issued and outstanding

Mountain Top Realty Inc, a Subsidiary of Mountain Top Properties Inc, is not authorized to issue any shares of Preferred Stock, par value $.0001 per share.

As of March 31, 2023, Mountain Top Realty Inc. had 0 shares of Preferred Stock issued and outstanding.

Common stock

Mountain Top Properties Inc is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share.

As of March 31, 2023 & December 31, 2022, the Company had 250,108,353 shares of its common stock issued and outstanding.

Mountain Top Realty Inc, a Subsidiary of Mountain Top Properties Inc, is authorized to issue 1,000,000 shares of common stock, par value of $.0001 per share.

As of March 31, 2023, the Company had 0 shares of its common stock issued and outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after March 31, 2023, through May 11, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended March 31, 2023.

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

Overview

Mountain Top Properties, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Nevada on November 6, 1990.

Mountain Top Realty, Inc. - a Subsidiary of Mountain Top Properties, Inc. (the "Company", "we", or "us") was incorporated under the laws of the State of Wyoming on February 3, 2023.

Certain statements contained below are forward-looking statements (rather than historical facts) that are subject to risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

RESULTS OF OPERATIONS

Working Capital

	March 31,	December 31 ,
	2023	2022

Current Assets	$—	$—
Fixed Assets	—	—
Current Liabilities	60,200	54,264
Working Capital (Deficit)	$60,200	$54,264

Cash Flows

	March 31,	March 31,
	2023	2022

Cash Flows from (used in) Operating Activities	$—	$0
Cash Flows from Investment Activities	—	0
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$—	$—

For the Three Months Ended March 31, 2023 and March 31, 2022

Operating Revenues

We have generated revenues of $0 for the three months ended March 31, 2023 and $0 for the three months and three months ended March 31, 2022.

Operating Expenses and Net Loss

Operating expenses for the three months ended March 31, 2023 were $6,617 compared with $3,481 for the three months ended March 31, 2022.  Operating expenses for the three months ended March 31, 2023 consisted of general and administrative expenses of $0 compared to $563 for the three months ended March 31, 2022. Professional expenses for the three months ended March 31, 2023 were $5,936 compared to $2,237 for the three months ended March 31, 2022. Depreciation expenses for the three months ended were $681 for the three months ended March 31, 2023 and March 31, 2022, respectively.

During the three months ended March 31, 2023, the Company recorded a net loss of $(6,617) compared with net loss of $(3,481) for the three months ended March 31, 2022.

Liquidity and Capital Resources

As of March 31, 2023, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2022.  As of March 31, 2023, the Company's total assets were $270 compared to total assets of $951 as at December 31, 2022.

As of March 31, 2023, the Company had total liabilities of $60,200 compared with total liabilities of $54,264 as of year-end December 31, 2022.  Liabilities for the three months ended March 31, 2023 consisted of accounts payable of $2,500 compared to $6,000 for the year-end December 31, 2022 and related party accounts payable for the three months ended March 31, 2023 of $57,700 compared to $48,264 for the year-ended December 31, 2022.

Cash flow from Operating Activities

During the three months ended March 31, 2023 and March 31, 2022, the Company used $0 of cash for operating activities.

Cash flow from Investing Activities

During the three months ended March 31, 2023 and March 31, 2022 the Company used $0 of cash for investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2023 and March 31, 2022, the Company received $0 cash from financing activities.

Subsequent Developments

The Company evaluated all other events or transactions that occurred after March 31, 2023, through May --, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended March 31, 2023.

.

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

Critical Accounting Policies

Our consolidated financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the consolidated financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Anthony Lombardo, our sole principal executive officer and principal financial officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, March 31, 2023, filed on May 15, 2023, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: May 15, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 11, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)