Form 10-Q
period 2023-06-30
MOUNTAIN TOP PROPERTIES, INC.
filed 2023-08-09
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,363 shares of common stock as of August 9, 2023.

PART 1 CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIESGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2023

TABLE OF C O N T E N T S

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Fixed Assets (Net)	—	951

TOTAL ASSETS	$—	$951

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$5,000	$6,000
Accounts Payable - Related Party	60,297	48,264
Total Current Liabilities	65,297	54,264

Total Liabilities	65,297	54,264

Stockholder's Deficit
Mountain Top Realty, Inc.
Preferred Stock, par value $0.0001,
0 shares Authorized, 0 shares Issued and
Outstanding at June 30, 2023 and December 31, 2022	—	—
Common Stock, par value $0.0001,
1,000,000 shares Authorized, 0 shares Issued
and Outstanding at June 30, 2023 and December 31, 2022	—	—
Mountain Top Properties, Inc.
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at June 30, 2023 and December 31, 2022	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 250,108,353 shares Issued
and Outstanding at June 30, 2023 and December 31, 2022	25,010	25,010
Additional Paid-In Capital	70,395	70,395
Accumulated Deficit	(170,702)	(158,718)

Total Stockholder's Deficit	(65,297)	(53,313)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$951

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Revenues:	$—	$—	$—	$—

Expenses:
Depreciation expenses	$270	$681	$951	$1,362
General and administrative expenses	—	33	—	595
Professional fees	5,097	16,550	11,033	18,788
Total Operating Expenses	5,367	17,264	11,984	20,745

Operating Loss	(5,367)	(17,264)	(11,984)	(20,745)

Net Loss	$(5,367)	$(17,264)	$(11,984)	$(20,745)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	250,108,353	250,108,353	250,108,353	250,108,353

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended June 30, 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at March 31, 2023	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(165,335)	$(59,930)

Net Loss for the Three Months Ended June 30, 2023	—	$—	—	$—	$—	$(5,367)	$(5,367)

Balance at June 30, 2023	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(170,702)	$(65,297)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLDIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months June 30, 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at March 31, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(122,366)	$(16,961)

Net Loss for the Three Months Ended June 30, 2022	—	$—	—	$—	$—	$(17,264)	$(17,264)

Balance at June 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(139,630)	$(34,225)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(158,718)	$(53,313)

Net Loss for the Three Months Ended March 31, 2023	—	$—	—	$—	$—	$(6,617)	$(6,617)

Net Loss for the Three Months Ended June 30, 2023	—	$—	—	$—	$—	$(5,367)	$(5,367)

Balance at June 30, 2023	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(170,702)	$(65,297)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLDIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months June 30, 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2021	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(118,885)	$(13,480)

Net Loss for the Three Months Ended March 31, 2022	—	$—	—	$—	$—	$(3,481)	$(3,481)

Net Loss for the Three Months Ended June 30, 2022	—	$—	—	$—	$—	$(17,264)	$(17,264)

Balance at June 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(139,630)	$(34,225)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(11,984)	$(20,745)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	$951	$1,362
Changes In:
Accounts Payable	$(1,000)	$563
Accounts Payable - Related Party	$12,033	$18,820
Net Cash Used in Operating Activities	$—	$—

CASH FLOWS FROM INVESTMENT ACTIVITIES	$—	$—
Net Cash Used in Investment Activities	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES	$—	$—
Net Cash Provided by Financing Activities	$—	$—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	$—	$—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2023

NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Business description

The Consolidated Financial Statements are those of Mountain Top Properties, Inc. (the “Company”) and its subsidiary Mountain Top Realty, Inc. Mountain Top Properties was incorporated under the laws of the State of Nevada on November 6, 1990 to conduct business formerly carried on by its predecessor ACI Asset Management, Inc. until April, 2005.  The Company then changed its name from ACI Management, Inc. to Interactive Development, Inc. and operated under that name until July 2005 when it changed its name from Interactive Development, Inc. to Baby Bee Bright Corp.  The Company changed its name again in May 2006 to Baby Bee Bright Corp to Lab Holdings, Inc. and changed its name again to our current name in December 2006. Anthony Lombardo is the sole officer of Mountain Top Properties Inc.

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

For the six months ended June 30, 2023

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

	Estimated Useful Life
Furniture and Fixtures	3	years
Computer Equipment	3	years
Vehicles	5	-	10	years

Revenue Recognition

The Company did not have any revenues or business operations for the periods presented. The Company’s policy is that revenues will be recognized when control of the product is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

During the six months years ended June 30, 2023, there were no stock based awards issued or outstanding.

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

For the six months ended June 30, 2023

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2023.

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

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2023

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $170,702 as of June 30, 2023 & $158,718 as of December 31, 2022. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased.

Total balances as of June 30, 2023 and December 31, 2022 net of depreciation are $0 and $951 respectively.

As of June 30, 2023, the fixed assets are fully depreciated.

The Company depreciates its property using straight-line depreciation over the estimated useful life of 3 years.

For the six months ended June 30, 2022, the company recorded $1,362 in depreciation

For the six months ended June 30, 2023, the company recorded $951 in depreciation.

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

During 2019-2021, the Company’s majority shareholder, Joseph Passalaqua loaned the Company $18,295 for paying off professional, legal and other administrative expenses. At a Board meeting held on January 27, 2021, the Company approved debt conversion of $18,295 into stock.  It was resolved that $18,295 owed to Joseph Passalaqua was to be converted into 99,220,000 shares of Series A Convertible Preferred Stock in the name of Friction and Heat, LLC. This took place on February 11, 2021.

As of the previous year ended, December 31, 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $37,264 for paying professional fees and administrative expenses in 2021 and 2022. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

In 2023, The Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company additional funds for paying professional fees and administrative expenses. In the six months ended, June 30, 2023, $9,833 was loaned for these advances due to Joseph Passalaqua, a Related Party. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party. As of June 30, 2023 a total of $47,097 is owed for these loans to Joseph Passalaqua..

 From 2020-2023, Related Parties provided internal accounting services:

As of June 30, 2023 , $2,000 is owed to Midland Consulting. This amount is non-interest bearing, due upon demand and unsecured.

As of June 30, 2023, $11,200 is owed to Lyboldt-Daly Inc. Joseph Passalaqua is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of that Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2023

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

As of June 30, 2023 & December 31, 2022, Mountain Top Properties Inc. had 100,000,000 shares of Series A Preferred Stock issued and outstanding

Mountain Top Realty Inc, a Subsidiary of Mountain Top Properties Inc, is not authorized to issue any shares of Preferred Stock, par value $.0001 per share.

As of June 30, 2023, Mountain Top Realty Inc. had 0 shares of Preferred Stock issued and outstanding.

Common stock

Mountain Top Properties Inc is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share.

As of June 30, 2023 & December 31, 2022, the Company had 250,108,353 shares of its common stock issued and outstanding.

Mountain Top Realty Inc, a Subsidiary of Mountain Top Properties Inc, is authorized to issue 1,000,000 shares of common stock, par value of $.0001 per share.

As of June 30, 2023, the Company had 0 shares of its common stock issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after June 30, 2023, through August 9, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended June 30, 2023.

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

RESULTS OF OPERATIONS

Working Capital

	June 30,	December 31 ,
	2023	2022

Current Assets	$—	$—
Fixed Assets	—	951
Current Liabilities	65,297	54,264
Working Capital (Deficit)	$(65,297)	$(53,313)

Cash Flows

	June 30,	June 30,
	2023	2022

Cash Flows from (used in) Operating Activities	$—	$0
Cash Flows from Investment Activities	—	0
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$—	$—

For the Three months Ended June 30, 2023 and June 30, 2022

Operating Revenues

We have generated revenues of $0 for the three months ended June 30, 2023 and $0 for the three months and three months ended June 30, 2022.

Operating Expenses and Net Loss

Operating expenses for the three months ended June 30, 2023 were $5,367 compared with $17,264 for the three months ended June 30, 2022.  Operating expenses for the three months ended June 30, 2023 consisted of general and administrative expenses of $0 compared to $33 for the three months ended June 30, 2022. Professional expenses for the three months ended June 30, 2023 were $5,097 compared to $16,550 for the three months ended June 30, 2022. Depreciation expenses for the three months ended were $270 for the three months ended June 30, 2023 compared to $681 for the three months ended June 30, 2022.

During the three months ended June 30, 2023, the Company recorded a net loss of $(5,367) compared with net loss of $(17,264) for the three months ended June 30, 2022. The decrease in net loss is primarily attributable to a $11,453 decrease in Professional expenses, which include; Auditor fees, Internal Accounting, EDGAR Agent fees and Stock Transfer fees.

For the Six months Ended June 30, 2023 and June 30, 2022

Operating Revenues

We have generated revenues of $0 for the six months ended June 30, 2023 and $0 for the six months and six months ended June 30, 2022.

Operating Expenses and Net Loss

Operating expenses for the six months ended June 30, 2023 were $11,984 compared with $20,745 for the six months ended June 30, 2022.  Operating expenses for the six months ended June 30, 2023 consisted of general and administrative expenses of $0 compared to $595 for the six months ended June 30, 2022. Professional expenses for the six months ended June 30, 2023 were $11,033 compared to $18,788 for the six months ended June 30, 2022. Depreciation expenses for the six months ended were $951 for the six months ended June 30, 2023 compared with $1,362 for the six months ended June 30, 2022.

During the six months ended June 30, 2023, the Company recorded a net loss of $(11,984) compared with net loss of $(20,745) for the six months ended June 30, 2022. The decrease in net loss is primarily attributable to a $7,755 decrease in Professional expenses, which include; Auditor fees, Internal Accounting, EDGAR Agent fees and Stock Transfer fees.

Liquidity and Capital Resources

As of June 30, 2023, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2022.  As of June 30, 2023, the Company's total assets were $0 compared to total assets of $951 as at December 31, 2022.

As of June 30, 2023, the Company had total liabilities of $65,297 compared with total liabilities of $54,264 as of year-end December 31, 2022.  Liabilities for the six months ended June 30, 2023 consisted of accounts payable of $5,000 compared to $6,000 for the year-end December 31, 2022 and related party accounts payable for the six months ended June 30, 2023 of $60,297 compared to $48,264 for the year-ended December 31, 2022.

Cash flow from Operating Activities

During the six months ended June 30, 2023 and June 30, 2022, the Company used $0 of cash for operating activities.

Cash flow from Investing Activities

During the six months ended June 30, 2023 and June 30, 2022 the Company used $0 of cash for investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2023 and June 30, 2022, the Company received $0 cash from financing activities.

Subsequent Developments

The Company evaluated all other events or transactions that occurred after June 30, 2023, through July --, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended June 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Anthony Lombardo, our sole principal executive officer and principal financial officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, June 30, 2023, filed on August 9, 2023, such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: August 9, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 9, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)