Form 10-Q
period 2023-09-30
MOUNTAIN TOP PROPERTIES, INC.
filed 2023-11-08
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

Commission File Number: 000-56298

MOUNTAIN TOP PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Nevada	47-5544183
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7325 Oswego Road Liverpool, NY 13090
(Address of principal executive offices) (315) 451-7515
(Registrant’s Telephone Number)

7505 Floyd Ct Weatherford, TX 76087
(Former Address of principal executive offices)

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 250,108,363 shares of common stock as of September 30, 2023.

PART 1 CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIESGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2023

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and Cash Equivalents	$—	$—
Total Current Assets	—	—

Fixed Assets (Net)	—	951

TOTAL ASSETS	$—	$951

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$1,608	$6,000
Accounts Payable - Related Party	66,642	48,264
Total Current Liabilities	68,250	54,264

Total Liabilities	68,250	54,264

Stockholder's Deficit
Mountain Top Realty, Inc.
Preferred Stock, par value $0.0001,
0 shares Authorized, 0 shares Issued and
Outstanding at September 30, 2023 and December 31, 2022	—	—
Common Stock, par value $0.0001,
1,000,000 shares Authorized, 0 shares Issued
and Outstanding at September 30, 2023 and December 31, 2022	—	—
Mountain Top Properties, Inc.
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at September 30, 2023 and December 31, 2022	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 250,108,353 shares Issued
and Outstanding at September 30, 2023 and December 31, 2022	25,010	25,010
Additional Paid-In Capital	70,395	70,395
Accumulated Deficit	(173,655)	(158,718)

Total Stockholder's Deficit	(68,250)	(53,313)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$951

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Revenues:	$—	$—	$—	$—

Expenses:
Depreciation expenses	$—	$681	$951	$2,043
General and administrative expenses	—	120	—	715
Professional fees	2,953	2,481	13,986	21,269
Travel Expenses	—	4,031	—	4,031
Total Operating Expenses	2,953	7,313	14,937	28,058

Operating Loss	(2,953)	(7,313)	(14,937)	(28,058)

Net Loss	$(2,953)	$(7,313)	$(14,937)	$(28,058)

Basic & Diluted Loss per Common Share	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	250,108,353	250,108,353	250,108,353	250,108,353

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended September 30, 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2023	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(170,702)	$(65,297)

Net Loss for the Three Months Ended September 30, 2023	—	$—	—	$—	$—	$(2,953)	$(2,953)

Balance at September 30, 2023	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(173,655)	$(68,250)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLDIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended September 30, 2022
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at June 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(139,630)	$(34,225)

Net Loss for the Three Months Ended September 30, 2022	—	$—	—	$—	$—	$(7,313)	$(7,313)

Balance at September 30, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(146,943)	$(41,538)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2023
(Unaudited)

	Common Stock		Preferred Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2022	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(158,718)	$(53,313)

Net Loss for the Three Months Ended March 31, 2023	—	$—	—	$—	$—	$(6,617)	$(6,617)

Net Loss for the Three Months Ended June 30, 2023	—	$—	—	$—	$—	$(5,367)	$(5,367)

Net Loss for the Three Months Ended September 30, 2023	—	$—	—	$—	$—	$(2,953)	$(2,953)

Balance at September 30, 2023	250,108,353	$25,010	100,000,000	$10,000	$70,395	$(173,655)	$(68,250)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLDIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Nine Months Ended September 30, 2022
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

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(14,937)	$(28,058)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	$951	$2,043
Changes In:
Accounts Payable	$(4,392)	$(2,010)
Accounts Payable - Related Party	$18,378	$28,025
Net Cash Used in Operating Activities	$—	$—

CASH FLOWS FROM INVESTMENT ACTIVITIES	$—	$—
Net Cash Used in Investment Activities	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES	$—	$—
Net Cash Provided by Financing Activities	$—	$—

Net (Decrease) Increase in Cash
Cash at Beginning of Period	$—	$—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2023

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

Beau Kelley is the Chief Executive officer, President and Director of Mountain Top Properties, Inc.

Anthony Lombardo is the Chief Financial officer, Secretary and Director of Mountain Top Properties Inc.

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

For the nine months ended September 30, 2023

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

During the nine months years ended September 30, 2023, there were no stock based awards issued or outstanding.

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

For the nine months ended September 30, 2023

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2023.

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

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2023

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $173,655 as of September 30, 2023 & $158,718 as of December 31, 2022. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased.

Total balances as of September 30, 2023 and December 31, 2022 net of depreciation are $0 and $951 respectively.

As of September 30, 2023, the fixed assets are fully depreciated.

The Company depreciated its property using straight-line depreciation over the estimated useful life of 3 years.

 For the nine months ended September 30, 2022, the company recorded $2,043 in depreciation

For the nine months ended September 30, 2023, the company recorded $951 in depreciation.

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

In 2023, The Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company additional funds for paying professional fees and administrative expenses. In the nine months ended, September 30, 2023, $14,978 was loaned for these advances due to Joseph Passalaqua, a Related Party. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

As of September 30, 2023 a total of $52,242 is owed for these loans to Joseph Passalaqua..

 From 2020-2023, Related Parties provided internal accounting services:

As of September 30, 2023 , $2,000 is owed to Midland Consulting. This amount is non-interest bearing, due upon demand and unsecured.

As of September 30, 2023, $12,400 is owed to Lyboldt-Daly Inc. Joseph Passalaqua is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the nine months ended September 30, 2023

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

As of September 30, 2023 & December 31, 2022, Mountain Top Properties Inc. had 100,000,000 shares of Series A Preferred Stock issued and outstanding

Mountain Top Realty Inc, a Subsidiary of Mountain Top Properties Inc, is not authorized to issue any shares of Preferred Stock, par value $.0001 per share.

As of September 30, 2023, Mountain Top Realty Inc. had 0 shares of Preferred Stock issued and outstanding.

Common stock

Mountain Top Properties Inc is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share.

As of September 30, 2023 & December 31, 2022, the Company had 250,108,353 shares of its common stock issued and outstanding.

Mountain Top Realty Inc, a Subsidiary of Mountain Top Properties Inc, is authorized to issue 1,000,000 shares of common stock, par value of $.0001 per share.

As of September 30, 2023, the Company had 0 shares of its common stock issued and outstanding.

NOTE 7. SUBSEQUENT EVENTS

The Company entered into a Marketing Services Agreement for Stock Compensation with Hybrid Financial on October 19, 2023, signed by Anthony Lombardo, Chief Financial Officer.

On November 1, 2023, Anthony Lombardo resigned as Chief Executive Officer and Beau Kelley was appointed as Chief Executive Officer and Director. Anthony Lombardo will remain Chief Financial Officer, Secretary and Director.

The Company evaluated all other events or transactions that occurred after September 30, 2023, through November 8, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended September 30, 2023.

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

RESULTS OF OPERATIONS

Working Capital

	September 30,	December 31 ,
	2023	2022

Current Assets	$—	$—
Current Liabilities	68,250	54,264
Working Capital (Deficit)	$(68,250)	$(54,264)

Cash Flows

	September 30,	September 30,
	2023	2022

Cash Flows from (used in) Operating Activities	$—	$—
Cash Flows from Investment Activities	—	—
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$—	$—

For the Three months Ended September 30, 2023 and September 30, 2022

Operating Revenues

We have generated revenues of $0 for the three months ended September 30, 2023 and $0 for the three months ended September 30, 2022.

Operating Expenses and Net Loss

Operating expenses for the three months ended September 30, 2023 were $2,953 compared with $7,313 for the three months ended September 30, 2022.  Operating expenses for the three months ended September 30, 2023 consisted of general and administrative expenses of $0 compared to $120 for the three months ended September 30, 2022. Professional expenses for the three months ended September 30, 2023 were $2,953 compared to $2,481 for the three months ended September 30, 2022. Depreciation expenses for the three months ended were $0 for the three months ended September 30, 2023 compared to $681 for the three months ended September 30, 2022. Travel expenses were $0 for the three months ended September 30, 2023 compared to $4,031 for the three months ended September 30, 2022.

         During the three months ended September 30, 2023, the Company recorded a net loss of $(2,953) compared with net loss of $(7,313) for the three months ended September 30, 2022. The decrease in net loss is primarily attributable to a $4,031 decrease in Travel expenses.

For the Nine months Ended September 30, 2023 and September 30, 2022

Operating Revenues

We have generated revenues of $0 for the nine months ended September 30, 2023 and $0 for the nine months ended September 30, 2022.

Operating Expenses and Net Loss

Operating expenses for the nine months ended September 30, 2023 were $14,937 compared with $28,058 for the nine months ended September 30, 2022.  Operating expenses for the nine months ended September 30, 2023 consisted of general and administrative expenses of $0 compared to $715 for the nine months ended September 30, 2022. Professional expenses for the nine months ended September 30, 2023 were $13,986 compared to $21,269 for the nine months ended September 30, 2022. Depreciation expenses for the nine months ended were $951 for the nine months ended September 30, 2023 compared with $2,043 for the nine months ended September 30, 2022. Travel expenses were $0 for the nine months ended September 30, 2023 compared to $4,031 for the nine months ended September 30, 2022.

  During the nine months ended September 30, 2023, the Company recorded a net loss of $(14,937) compared with net loss of $(28,058) for the nine months ended September 30, 2022. The decrease in net loss is primarily attributable to a $7,283 decrease in Professional expenses, which include; Auditor fees, Internal Accounting, EDGAR Agent fees and Stock Transfer fees and a $4,031 decrease in Travel expenses.

Liquidity and Capital Resources

As of September 30, 2023, the Company's cash balance was $0 compared to cash balance of $0 at December 31, 2022.  As of September 30, 2023, the Company's total assets were $0 compared to total assets of $951 as at December 31, 2022.

As of September 30, 2023, the Company had total liabilities of $68,250 compared with total liabilities of $54,264 as of year-end December 31, 2022.  Liabilities for the nine months ended September 30, 2023 consisted of accounts payable of $1,608 compared to $6,000 for the year-end December 31, 2022 and related party accounts payable for the nine months ended September 30, 2023 of $66,642 compared to $48,264 for the year-ended December 31, 2022.

Cash flow from Operating Activities

During the nine months ended September 30, 2023 and September 30, 2022, the Company used $0 of cash for operating activities.

Cash flow from Investing Activities

During the nine months ended September 30, 2023 and September 30, 2022 the Company used $0 of cash for investing activities.

Cash flow from Financing Activities

During the nine months ended September 30, 2023 and September 30, 2022, the Company received $0 cash from financing activities.

Subsequent Developments

The Company entered into a Marketing Services Agreement for Stock Compensation with Hybrid Financial on October 19, 2023, signed by Anthony Lombardo as acting Chief Executive Officer on that date.

The Company evaluated all other events or transactions that occurred after September 30, 2023, through November 8, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended September 30, 2023.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Beau Kelley, our Principal Executive Officer and Anthony Lombardo, our Principal Financial Officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, September 30, 2023, filed on November 8, 2023, that such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of September 30, 2023 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of September 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses under COSO and SEC rules are, as described below:

(1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2023 and communicated the matters to our management and board of directors.

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2023 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibit 31.1	Certification of the Principal Executive Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Principal Financial Officer Pursuant to Rule 13A-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN TOP PROPERTIES, INC.

Dated: November 8, 2023	By:	/s/ Beau Kelley
Beau Kelley
President, Chief Executive Officer, and Director
(Principal Executive Officer))

Dated: November 8, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 8, 2023	By:	/s/ Beau Kelley
Beau Kelley
Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: November 8, 2023	By:	/s/ Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)