Form 10-K
period 2023-12-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2024-04-01
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

 ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an “emerging growth company”. See definition of “large accelerated filer”, "accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	¨	Accelerated filer	¨
Non-accelerated filer	¨	Smaller reporting company	☒
		Emerging growth company	¨

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, and was $1,303,517. Market value is based on the assumed value of $0.014 per share of 93,108,353 shares held by non-affiliates, being the most recent sale price of the common stock prior to June 30, 2023.

266,775,020 common shares issued and outstanding and 100,000,000 preferred shares issued and outstanding as of date of this report, December 31, 2023.

266,775,020 common shares issued and outstanding and 100,000,000 preferred shares issued and outstanding as of the date of this fling, April 1, 2024.

1

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

The Company has a December 31 year end.

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

On October 19, 2023, Mountain Top Properties entered into a Marketing Services Agreement for Stock compensation. Hybrid Financial received 16,666,667 shares of common stock in exchange for marketing services valued at $498,333. The Company will use them to communicate to the US Financial Community information about the Company.

Beau Kelley is the Chief Executive officer, President and Director of Mountain Top Properties, Inc.

Anthony Lombardo is the Chief Financial officer, Secretary and Director of Mountain Top Properties Inc.

Mountain Top Realty, Inc. was incorporated under the laws of the State of Wyoming as a Subsidiary of Mountain Top Properties, Inc. on February 3, 2023 and is included in the Company’s Consolidated Financial Statements. Mountain Top Realty has had no expenses, no business operations or any revenue to date. Anthony Lombardo is the sole officer of Mountain Top Realty Inc

 Our Business

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

For the year ended December 31, 2023 we have incurred net losses of $562,256 and an accumulated deficit of $720,974. We can offer no assurance that we will ever operate profitably or that we will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the unpredictability of when we will successfully develop, acquire, or commercialize any products or services, and competitive and general economic conditions.

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

To date, we have had negative cash flows from operations and have depended on sales of our equity securities and debt financing to meet our cash requirements. We may continue to have negative cash flows. We have estimated that we will require approximately $33.500 to maintain nominal operations and fulfill our public reporting obligations for the next twelve months. We will require significantly more capital to establish develop our business and establish significant operations. There is no assurance that actual cash requirements will not exceed our estimates. We will require additional financing to finance working capital and pay for operating expenses and capital requirements until we achieve a positive cash flow.

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

As of December 31, 2023, we are authorized to issue up to 800,000,000 shares of common stock and 100,000,000 shares of preferred stock, both with a par value of $0.0001. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares will result in a reduction of the book value and market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will cause a reduction in the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our company.

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

Our principal shareholder owns approximately 99% Of Our Outstanding Common Stock And May Be Able To Control Our Management And Affairs.

As of December 31, 2023, our principal shareholder beneficially owned an aggregate of approximately 99% of our outstanding preferred stock. As a result, our principal shareholder may be able to control our management and affairs, including the election of directors and approval of significant corporate transactions, such as mergers, consolidation, and sale of all or substantially all of our assets. Consequently, this concentration of ownership may have the effect of delaying or preventing a change of control, including a merger, consolidation or other business combination involving us, even if such a change of control would benefit our stockholders. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours. Compliance with the reporting requirements of federal securities laws can be expensive.

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Markets
Quarter Ended	High	Low
December 31, 2023	$0.079	$0.069
September 30, 2023	$0.022	$0.022
June 30, 2023	$0.014	$ 0.014
March 31, 2023	$0.035	$ 0.035
December 31, 2022	$0.019	$ 0.019
September 30, 2022	$0.040	$ 0.040
June 30, 2022	$0.025	$ 0.025
March 31, 2022	$0.059	$ 0.059
December 31, 2021	$0.010	$ 0.015

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

On December 31, 2023, the shareholders’ list showed 4705 registered shareholders with 266,775,020 common shares outstanding.

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

RESULTS OF OPERATIONS

The Year Ended December 31, 2023, compared to Year Ended December 31, 2022

Operating Revenues

We have generated no revenues for the year ended December 31, 2023, and December 31, 2022.

Operating Expenses and Net Loss

Operating expenses for the year ended December 31, 2023, were $562,256 compared with $39,682 for the year ended December 31, 2022.  The increase in operating expenses consisted of a increase in general and administrative expenses from $715 for the year ended December 31, 2022, to $13,500 for the year ended December 31, 2023, an increase in professional fees from $32,363 for the year ended December 31, 2022, to $547,605 for the year ended December 31, 2023, decrease in travel expenses from $4,031 for the year ended December 31, 2022, to $0 for the year ended December 31,2023, increase in advertising expenses from $0 for the year ended December 31, 2022 to $0 for the year ended December 31, 2023 and decrease in depreciation expense from $2,724 for the year ended December 31, 2022, to $951 for the year ended December 31, 2023.

During the year ended December 31, 2023, the Company recorded a net loss of $556,256, compared with net loss of $39,833 for the year ended December 31, 2022.

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, the Company's cash balance was $2,500 and $0, respectively. As of December 31, 2023, the Company's total assets were $2,500 compared to total assets of $951 as of December 31, 2022.

As of December 31, 2023, the Company had total liabilities of $238,192 compared with total liabilities of $54,264 as of December 31, 2022.

This is primarily due to a Lease Agreement signed in December 2023, resulting in a long-term lease liability of $154,956 as of December 31. 2023. The increase in total liabilities is also attributed to a increase in account payable - related party from $48,264 for the year ended December 31, 2022, to $76,618 for the year ended December 31, 2023, an increase in accounts payable from $6,000 for the year ended December 31, 2022 to $6,618 for the year ended December 31, 2023. The Company entered into a long-term lease liability

 As of December 31, 2023, the Company has a working capital deficit of $80,736 compared with working capital deficit of $13,480 at December 31, 2022.

Cash Flow from Operating Activities

During the year ended December 31, 2023, the Company used $532,333 of cash for operating activities compared to the use of $0 cash for operating activities during the year ended December 31, 2022.

Cash Flow from Investment Activities

During the year ended December 31, 2023 the Company used $36,500 for investment activities, compared to the use of $0 for investment activities during the year ended December 31, 2022.

Cash Flow from Financing Activities

During the year ended December 31, 2023 the Company had $498,333 for financing activities, compared to $0 during the year ended December 31, 2022.

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

As of December 31, 2023, the Company had 266,775,020 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share.

As of December 30, 2023, the Company had 100,000,000 shares of Series A Preferred Stock were issued and outstanding.

Common Stock Payable

On October 19, 2023, Mountain Top Properties entered into a Marketing Services Agreement for Stock compensation. Hybrid Financial received 16,666,667 shares of common stock in exchange for marketing services valued at $498,333. The Company will use them to communicate to the US Financial Community information about the Company.

On December 8, 2023 a Subscription Agreement was entered into by Mountain Top Properties, Inc. and Mark Vargas to invest $10,000 in consideration for purchasing 1,000,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

On December 15, 2023 a Subscription Agreement was entered into by Mountain Top Properties, Inc. and Tatiana Vargas to invest $3,000 in consideration for purchasing 300,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

In December 2023, wires in the amount of $23,500 were deposited into Mountain Top Properties to be held for the consideration for purchasing Common Stock at a later date.. This has been recorded as a Stock Payable in the Company.

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

The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years our operating expenses were $562,256 and $39,833 in the years ended December 31, 2023 and December 31, 2022 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President. In the next 12 months we expect to incur expenses equal to approximately $33,500 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

We have not established a specific timeline, nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $33,500 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

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

Other Contractual Obligations

 As of the year ended December 31, 2023, we did not have any contractual obligations.

Plan of Operation and Funding

We estimate that our expenses over the next 12 months will be approximately $33.500 as described in the table below. These estimates may change significantly depending on the nature of our future business activities and our ability to raise capital from shareholders or other sources. Our working capital requirements are expected to increase in line with the growth of our business.

	Estimated	Estimated
	Completion	Expenses
Description	Date	($)

General and administrative	12 months	$13.500
Legal and Accounting	12 months	$20,000

Total		$33,500

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

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mountain Top Properties, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mountain Top Properties, Inc. (the Company) as of December 31, 2023 and December 31, 2022, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the two years ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of year ended December 31, 2023 and December 31, 2022, and the results of its operations and its cash flows for each of the two years ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company's ability to continue as a going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses since inception, has a shareholders deficit, and the Company and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time – these factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Houston, Texas

March 29, 2024 PCAOB ID: 6771

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Audited)

	December 31, 2023	December 31, 2022
ASSETS
Current Assets:	—	—
Cash and Cash Equivilents	2,500	—
Total Current Assets	2,500	—

Long-Term Assets::
Fixed Assets (net)	—	951
Right of Use Asset	154,956	—
Total Long-Term Assets	154,956	951

TOTAL ASSETS	$157,456	$951

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$6,618	$6,000
Current Operating Lease Liability	46,602	—
Accounts Payable - Related Party	76,618	48,264
Total Current Liabilities	129,838	54,264

Non-Current Liabilities:
Non-Current Lease Liability	108,354	—
Total Non-Current Liabilities	108,354	—

Total Liabilities	238,192	54,264

Stockholders' Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at December 31, 2023 and December 31, 2022	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 266,775,020 shares Issued and Outstanding at
December 31, 2023 and 250,108,353 shares Issued and Outstanding at December 31, 2022	26,677	25,010
Common Stock Payable	36,500	—
Additional Paid-In Capital	567,061	70,395
Accumulated Deficit	(720,974)	(158,718)

Total Stockholders' Deficit	(80,736)	(53,313)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$157,456	$951

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(Audited)

	For the Year Ended
	December 31,
	2023	2022

Revenues:	$—	$—

Expenses:
Advertising expenses	$200	$—
General and administrative expenses	13,500	715
Professional fees	547,605	32,363
Depreciation expenses	951	2,724
Travel expenses	—	4,031
Total Operating Expenses	562,256	39,833

Operating Loss	(562,256)	(39,833)

Net Loss	$(562,256)	$(39,833)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	266,775,020	250,108,353

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2023
(Audited)

	Common Stock			Preferred Stock
	Shares	Stock Payable	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2022	250,108,353	$—	$25,010	$100,000,000	$10,000	70,395	$(158,718)	$(53,313)
						—
Issuance of Common Stock for Debt Agreement	16,666,667	—	1,667	—	—	496,666		498,333

Stock Payable	—	36,500	—	—	—	—	—	36,500

Net Loss for the Year Ended December 31, 2023	—	—	—	—	—	—	(562,256)	(562,256)

Balance At December 31, 2023	266,775,020	36,500	26,677	100,000,000	10,000	567,061	(720,974)	(80,736)

	The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Year Ended December 31, 2022
(Audited)

	Common Stock			Preferred Stock
	Shares	Stock Payable	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2021	250,108,353	—	25,010	100,000,000	10,000	70,395	(118,885)	(13,480)

Net Loss for the Year Ended December 31, 2022	—	—	—	—	—	—	(39,833)	(39,833)

Balance At December 31, 2022	250,108,353	$—	$25,010	$100,000,000	$10,000	70,395	$(158,718)	$(53,313)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Audited)

	For the Years Ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(562,256)	$(39,833)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation Expense	$951	$2,724
Changes In:
Accounts Payable	$618	$3,990
Accounts Payable - Related Party	$28,354	$33,119
Net Cash Used in Operating Activities	$(532,333)	$—

CASH FLOWS FROM INVESTMENT ACTIVITIES
Stock Payable	$13,000
Stock Payable - Held in Irrevocable Trust	$23,500	$—
Net Cash Used in Investment Activities	$36,500	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Common Stock Issued for Debt Agreement	$498,333
Net Cash Provided by Financing Activities	498,333	—

Net (Decrease) Increase in Cash	2,500
Cash at Beginning of Period	—	—

Cash at End of Period	$2,500	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of Common Stock in Exchange for Debt Agreement	$498,333	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Audited)

NOTE 1 – NATURE OF OPERATIONS

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes. As of the previous year ended December 31, 2022 the Company had $3,675 in fixed assets and total assets, $0 cash on hand. At December 31, 2023, the Company had $951 in fixed assets and total assets, $0 cash on hand.

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

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.4 Fair Value of Financial Instruments(Continued)

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

2.6 Stock-Based Compensation

For the year ended December 31, 2023, the Company has not issued any stock-based payments to its employees. Stock-based compensation is accounted for at fair value in accordance with ASC 718, when applicable. To date, the Company has not adopted a stock option plan and has not granted any stock options.

2.7 Income Taxes

The Company’s income tax benefit differs from the expected income tax benefit by applying the U.S. Federal statutory rate of 21% to net income (loss) as follows:

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of:

December 31, 2023 and December 31, 2022 are as follows:

	Year Ended December 31
	2023	2022
Deferred Tax Assets
Net Operating Losses	$151,405	$33,331
Less: Valuation Allowance	(151,405)	(33,331)
Deferred Tax Assets - Net	$—	$—

As of December 31, 2023, the Company had approximately $720,974 of federal and state net operating loss carryovers (“NOLs”), which begin to expire in 2042. Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Audited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.7 Income Taxes (continued)

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

For the years ended December 31, 2023 and 2022 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Audited)

NOTE 3. GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $720,974 as of December 31, 2023. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased in 2020 and 2021.

Total balances as of December 31, 2023 and December 31, 2022 net of depreciation are $0 and $951 respectively.  As of December 31, 2023, the fixed assets are fully depreciated.

The Company depreciated its property using straight-line depreciation over the estimated useful life of 3 years.

For the year ended December 31, 2022, the company recorded $2,724 in depreciation

For the year ended December 31, 2023, the company recorded  $951 in depreciation.   .

NOTE 5 – LEASE AGREEMENTS

The Company entered into a Performance Master Lease Agreement on December 10, 2023, signed by Beau Kelley, Chief Executive Officer. The Agreement is between Mountain Top Realty Inc., a subsidiary of Mountain Top Properties Inc. and 317 E Penn Avenue Inc.  The Lessor leases to the Lessee the premises of 5.8 acre lot and 225,561 square foot building located at 317 E Penn Avenue Robesonia, PA 19565.  The Lessee and Lessor with share in all Profits from the Premises on a fifty-fifty (50/50) basis. The Lessee will pay the Lessor a minimum lease payment of $5,000 a month out of rents collected for the terms of this lease. The Lessee agrees to ovesee most aspects of the property management. The Agreement is for a initial period of three (3) years from the effective date, unless terminated by either party for cause and may be extended by agreement of both parties.  A Right to Use Asset of $154,956 and Current Lease Liability of $46,602 and Non-Current Lease Liability of $108,354 were recorded as of December 31, 2023 for this Agreement.  The Monthly lease activity will be recognized on January 1, 2024.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Audited)

NOTE 6. ACCOUNT PAYABLE - RELATED PARTY

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

As of the previous year ended, December 31, 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $37,264 for paying professional fees and administrative expenses.. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

As of the current year ended, December 31, 2023, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $22,954 for paying professional fees and administrative expenses. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

As of December 31, 2023 a total of $60,218 is owed for these loans to Joseph Passalaqua..

In 2023, the Company’s President, Beau Kelley loaned the Company $500. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party. As of December 31, 2023, $500 is owed to Beau Kelley.

In 2020-2023, Related Parties provided internal accounting services:

As of December 31, 2023 , $2,000 is owed to Midland Consulting for internal accounting services. This amount is non-interest bearing, due upon demand and unsecured.

As of December 31, 2023, $13,900 is owed to Lyboldt-Daly Inc. for internal accounting services,  Joseph Passalaqua is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

MOUNTAIN TOP PROPERTIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Audited)

NOTE 7. STOCKHOLDERS’ EQUITY

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

On October 19, 2023, Mountain Top Properties entered into a Marketing Services Agreement for Stock compensation. On November 17, 2023, Hybrid Financial received 16,666,667 shares of common stock in exchange for marketing services valued at $498,333.

 Common Stock

The company is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share.

As of December 31, 2023, the Company had 266,775,020 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share.

As of December 30, 2023, the Company had 100,000,000 shares of Series A Preferred Stock were issued and outstanding.

Stock Payable

On December 8, 2023 a Subscription Agreement was entered into by Mountain Top Properties, Inc. and Mark Vargas to invest $10,000 in consideration for purchasing 1,000,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

On December 15, 2023 a Subscription Agreement was entered into by Mountain Top Properties, Inc. and Tatiana Vargas to invest $3,000 in consideration for purchasing 300,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

In December 2023, wires totaling $23,500 were deposited into Mountain Top Properties to be held for the consideration for purchasing Common Stock at a later date. This has been recorded as a Stock Payable in the Company.

NOTE 8. COMMITMENT AND CONTINGENCIES

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

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after December 31, 2023 through April 1, 2024. The Company determined that it does not have any other subsequent events requiring recording or disclosure in the financial statements for the period ended December 31, 2023.

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

As of the period covered by this report, December 31, 2023 and as of the date of this filing, April 1, 2024, we carried out an evaluation, under the supervision and with the participation of our President, Chief Executive Officer; Beau Kelley and Chief Financial Officer, Anthony Lombardo of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President, Chief Executive Officer, Beau Kelley and Chief Financial Officer; Anthony Lombardo concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the year December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

 PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

For the Year Ended December 31, 2023:

The following table sets forth information regarding the directors and each director nominee, as of the date of this filing.

NAME	AGE	POSITION	DIRECTOR SINCE
Beau Kelley	43	Director	2023
Anthony Lombardo	63	Director	2022

Beau Kelley

Mr. Kelley, 43, After graduating from the University of North Carolina at Charlotte, Beau and his wife purchased, renovated and flipped several homes. While flipping houses, he began working with a venture capital firm which provided private capital and hands-on business development services, where he later became a partner. The firm managed principal capital and worked with clients to implement aggressive growth strategies. Through that company he was involved in the purchase and management of an environmental remediation company, three hotels with restaurants and taverns, dozens of residential and commercial properties including a 132,000 sqft industrial building. Now back to the town where he was born and raised Beau has turned his attention to waterfront real estate in the Hamptons and other strategic markets.

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

NAME	AGE	POSITION	OFFICE SINCE
Beau Kelley	43	CEO and President	2023
Anthony Lombardo	63	CFO and Secretary	2022

Beau Kelley’s biographical summary is included under “Our Board of Directors.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth certain information about compensation paid, earned or accrued for services by our Executive Officers for the years ended December 31, 2023 and December 31, 2022.

Summary Compensation Table

SUMMARY COMPENSATION TABLE For the Years Ended December 31, 2022 and December 31, 2023 and date of this filing.
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa tion; Management Services ($)	Total ($)

Beau Kelley (1) President, Chief Executive Officer President and Director	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2023	Nil	Nil	Nil	Nil	Nil	Nil	$13,500	$13,500

Anthony Lombardo (2) President, Chief Financial Officer Secretary and Director	2022	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2023	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil

(1)								On November 1, 2023, Beau Kelley was appointed President, Chief Executive Officer and a Director of the Company.

(2)

On January 31, 2022, Anthony Lombardo was appointed President, Chief Executive Officer, Chief Financial Officer and Director of the Company. On November 1, 2023 Anthony Lombardo resigned President, Chief Executive Officer and remained Chief Financial Officer, Secretary and a Director of the Company.

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

No equity awards were outstanding as of the year ended December 31, 2023.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of December 31, 2023 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

Principal Stockholders – Common Stock

The following table sets forth, as of December 31, 2023, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Terra Silex Holdings LLC	Common	75,000,000	28.114%
240 Main S. Denver, PA 17517-1623

Kenneth Rickel 301 N. Canon Drive Beverly Hills, CA 90210-4722	Common	32,200,000	12.070%

Joseph Passalaqua 106 Glenwood Dr S. Denver, PA 175171623	Common	25,000,000	9.371%

Marilyn P. Altschull EX FBO Estate of Leon Prince 1200 E High St. Ste 209 Pottstown, PA 19464-4938	Common	25,000,000	9.371%

Hybrid Financial LTD 222 Bay Street PO Box 37 Stn Toronto Dom Toronto, ON M5K 1B7 Canada	Common	16,666,667	6.247%

All Directors and officers as a group (none)	Common		0%

Principal Stockholders – Preferred – Series A Stock

The following table sets forth, as of December 31, 2023, the number of shares of Preferred Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

		NUMBER OF SHARES	PERCENT OF SHARES
NAME AND ADDRESS OF	TITLE	BENEFICIALLY	BENEFICIALLY
BENEFICIAL OWNER	OF CLASS	OWNED	OWNED
Friction & Heat LLC. (Joseph C. Passalaqua, owner)	Preferred	99,220,000	99.220%
	Series A

All Directors and officers as a group (none)	Preferred Series A		0%

DESCRIPTION OF SECURITIES

The authorized capital stock of Mountain Top Properties, Inc. consists of 900,000,000 shares, par value $.0001, of which 800,000,000 are Common Stock (the “Common Stock”) and 100,000,000 are Blank Check Preferred Stock (the “Preferred Stock”).  These shares are non-assessable. As of December 31, 2023, there were 266,775,020 shares of Common Stock issued and outstanding and 100,000,000 shares of Preferred Stock issued and outstanding.

The following description of certain matters relating to Mountain Top Properties, Inc. securities is a summary and is qualified in its entirety by the provisions of Mountain Top Properties, Inc. Certificate of Incorporation, the Amendment to the Articles of Incorporation and Bylaws.

Common Stock

The Company has 800,000,000 Common Stock authorized. As of December 31, 2023, 266,775,020 shares are issued and outstanding.

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

Preferred Stock

The Company has 100,000,000 Blank Check Preferred Stock authorized. As of December 31, 2023, 100,000,000 shares are issued and outstanding. These 100,000,000 shares are designated as Series A Convertible Stock whereby holder of each Series A Super voting Preferred Stock have Twenty Thousand times the number of votes as shareholders of the Common Stock

Stock Payable

On December 8, 2023 a Subscription Agreement was entered into by Mountain Top Properties and Tatiana Vargas to invest $10,000 in consideration for purchasing 1,000,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

On December 15, 2023 a Subscription Agreement was entered into by Mountain Top Properties and Tatiana Vargas to invest $3,000 in consideration for purchasing 300,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

In December 2023, wires in the amount of $23,500 were deposited into Mountain Top Properties to be held for the consideration for purchasing Common Stock at a later date.. This has been recorded as a Stock Payable in the Company.

Options

The Company has not issued any options to purchase shares of its common stock, although it may establish a qualified option plan at some point in the future.

  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

As of the previous year ended, December 31, 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $37,264 for paying professional fees and administrative expenses. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

 As of the current year ended, December 31, 2023, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $22,954 for paying professional fees and administrative expenses. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party. As of December 31, 2023 a total of $60,218 is owed for these loans to Joseph Passalaqua.

 In 2020-2023, Related Parties provided internal accounting services:

As of December 31, 2023 , $2,000 is owed to Midland Consulting for internal accounting services. This amount is non-interest bearing, due upon demand and unsecured.

 As of December 31, 2023, $13,900 is owed to Lyboldt-Daly Inc. for internal accounting services, Joseph Passalaqua is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

In 2023, the Company’s President, Beau Kelley loaned the Company $500. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party. As of December 31, 2023, $500 is owed to Beau Kelley.

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

Director Independence

As of the date of this filing, Beau Kelley and Anthony Lombardo serve as our directors and officers.

Beau Kelley, a Director of the Company is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers.

Anthony Lombardo, a Director of the Company is not an independent director, as that term is used in Rule 4200(a)(15) of the Rules of National Association of Securities Dealers..

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2023 and for fiscal year ended December 31, 2022 for professional services rendered by the principal accountant for the audit of our annual financial statements on Form 10-K and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Audit Fees - CPA	$13,891	$20,921
Audit Related Fees - Other	$ 4,900	$ 4,000
Tax Fees	Nil	Nil
All Other Fees	Nil	Nil
Total	$18,791	$24,921

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

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1.1*	Articles of Incorporation as A& C Medical Supply, Inc. dated November 6, 1990*

3.1.2*	Certificate of Amendment to ACI Asset Management Inc, dated June 28, 1994*

3.1.3*	Certificate of Amendment dated February 23, 2000*

3.1.4*	Certificate of Amendment dated March 16, 2005*

3.1.5*	Certificate of Amendment to Interactive Business Development Inc. dated July 12, 2005*

3.1.6*	Certificate of Amendment to Baby Bright Corporation dated April 18, 2006*

3.1.7*	Certificate of Amendment to Mountain Top Properties, Inc. dated November 16, 2006*

3.1.8*	Certificate of Amendment dated January 21, 2021*

31.1 31.2**	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer

32.1 32.2**	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer
* Filed with Form 10-12g/A on June 25, 2021
** Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN TOP PROPERTIES, INC.

Dated: April 1, 2024	By:	/s/ Beau Kelley
Beau Kelley
President, Chief Executive Officer, President and Director
(Principal Executive Officer))

Dated: April 1, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 1, 2024	By:	/s/ Beau Kelley
Beau Kelley
Chief Executive Officer, President and Director
(Principal Executive Officer)
Dated: April 1, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

