Form 10-Q
period 2024-03-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2024-05-13
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

☐Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 266,775,020 shares of common stock as of March 31, 2024.

PART 1 CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED MARCH 31, 2024

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2024	December 31, 2023
ASSETS
Current Assets:	—	—
Cash and Cash Equivalent	416	2,500
Total Current Assets	416	2,500

Fixed Assets:
Operating Lease Asset (net)	143,737	154,956
Total Fixed Assets	143,737	154,956

TOTAL ASSETS	$144,153	$157,456

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$8,500	$6,618
Accounts Payable - Rent Payable	15,000	—
Accounts Payable - Related Party	79,605	76,618
Current Operating Lease Liability	47,777	46,602
Total Current Liabilities	150,882	129,838

Non-Current Liabilities:
Non-Current Lease Liability	95,960	108,354
Total Non-Current Liabilities	95,960	108,354

Total Liabilities	246,842	238,192

Stockholders' Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at March 31, 2024 and December 31, 2023	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 266,775,020 shares Issued and Outstanding at
March 31, 2024 and December 31, 2023	26,677	26,677
Common Stock Payable	39,000	36,500
Additional Paid-In Capital	567,061	567,061
Accumulated Deficit	(745,427)	(720,974)

Total Stockholders' Deficit	(102,689)	(80,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$144,153	$157,456

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023

Revenues:	$—	$—

Expenses:
General and administrative expenses	17,434	—
Professional fees	7,019	5,936
Depreciation expenses	—	681
Total Operating Expenses	24,453	6,617

Operating Loss	(24,453)	(6,617)

Net Loss	$(24,453)	$(6,617)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	266,775,020	250,108,353

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2024
(Unaudited)

	Common Stock			Preferred Stock
	Shares	Stock Payable	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance At December 31, 2023	266,775,020	$36,500	$26,677	$100,000,000	$10,000	567,061	$(720,974)	$(80,736)
						—
Stock Payable	—	2,500	—	—	—	—	—	2,500

Net Loss for the Three Months Ended March 31, 2024	—	—	—	—	—	—	(24,453)	(24,453)

Balance At March 31, 2024	266,775,020	39,000	26,677	100,000,000	10,000	567,061	(745,427)	(102,689)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Three Months Ended March 31, 2023
(Unaudited)

	Common Stock			Preferred Stock
	Shares	Stock Payable	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance At December 31, 2022	250,108,353	—	25,010	100,000,000	10,000	70,395	(158,718)	(53,313)

Net Loss for the Three Months Ended March 31, 2023	—	—	—	—	—	—	(6,617)	(6,617)

Balance At March 31, 2023	250,108,353	$—	$25,010	$100,000,000	$10,000	70,395	$(165,335)	$(59,930)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(24,453)	$(6,617)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	681
Amortization of Right to Use Asset	11,219
Finance Lease Interest Expense	3,781
Changes In:
Accounts Payable	1,882	(3,500)
Accounts Payable - Rent Payable	15,000
Lease Liability	(15,000)
Accounts Payable - Related Party	2,987	9,436
		—
Net Cash Used in Operating Activities	$(4,584)	$—

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Cash Used in Investment Activities	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash receipt against Issuance of Stock	2,500	—
Net Cash Provided by Financing Activities	$2,500	$—

Net (Decrease) Increase in Cash	(2,084)	—
Cash at Beginning of Period	2,500	—

Cash at End of Period	$416	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

  Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2024

 NOTE 1. FORMATION AND BUSINESS OF THE COMPANY

Business description

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

For the three months ended March 31, 2024

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

Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2023 filed with Securities Exchange Commission on April 1, 2024

Uses of estimates in the preparation of consolidated financial statements

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

For the three months ended March 31, 2024

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

The Company has adopted ASC 606.

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

During the three months years ended March 31, 2024, there were no stock based awards issued or outstanding.

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

For the three months ended March 31, 2024

NOTE 2. SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2024.

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

  Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2024

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $745,427 as of March 31, 2024 and $720,974 as of December 31, 2023. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased in 2020 and 2021.

As of December 31, 2023, the fixed assets are fully depreciated.

The Company depreciated its property using straight-line depreciation over the estimated useful life of 3 years.

For the three months ended March 31, 2023, the company recorded $681 in depreciation.

For the three months ended March 31, 2024, the company recorded $0 in depreciation..

NOTE 5 – LEASE AGREEMENTS

The Company entered into a Performance Master Lease Agreement on December 10, 2023, signed by Beau Kelley, Chief Executive Officer. The Agreement is between Mountain Top Realty Inc., a subsidiary of Mountain Top Properties Inc. and 317 E Penn Avenue Inc.  The Lessor leases to the Lessee the premises of 5.8 acre lot and 225,561 square foot building located at 317 E Penn Avenue Robesonia, PA 19565.  The Lessee and Lessor will share in all Profits from the Premises on a fifty-fifty (50/50) basis. The Lessee will pay the Lessor a minimum lease payment of $5,000 a month out of rents collected for the terms of this lease. The Lessee agrees to oversee most aspects of the property management. The Agreement is for a initial period of three (3) years from the effective date, unless terminated by either party for cause and may be extended by agreement of both parties.  The Monthly lease activity was to be recognized on January 1, 2024.

The Monthly lease activity was to be recognized on January 1, 2024. As of March 31, 2014 the Right to Use - Operating Lease Asset was $143,737 , Current Lease Liability was $47,777 and Non-Current Lease Liability was $95,960. Amortization on the Right to Use - Operating Lease Asset of $11,219 and Finance Lease Interest of $3,781 were recorded for this Agreement as of March 31, 2024.

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2024

NOTE 6. ACCOUNTS PAYABLE - RELATED PARTY

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

As of the year ended, December 31, 2022, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $37,264 for paying professional fees and administrative expenses. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

As of the year ended, December 31, 2023, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $22,954 for paying professional fees and administrative expenses. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

As of the three months ended, March 31, 2024, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $1,787 for paying professional fees and administrative expenses. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

 As of December 31, 2023 a total of $62,005 is owed for these loans to Joseph Passalaqua.

In 2023, the Company’s President, Beau Kelley loaned the Company $500. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

As of the previous year ended December 31, 2023 and the three months ended March 31, 2024, $500 is owed to Beau Kelley.

In 2020-2024, Related Parties provided internal accounting services:

As of the three months ended March 31, 2024, $2,000 is owed to Midland Consulting for internal accounting services. This amount is non-interest bearing, due upon demand and unsecured.

As of the previous year ended December 31, 2023 and the three months ended March 31, 2024, $15,100 is owed to Lyboldt-Daly Inc. for internal accounting services, Joseph Passalaqua is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

  Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the three months ended March 31, 2024

NOTE 6. STOCKHOLDERS’ EQUITY

Preferred stock

Mountain Top Properties Inc. is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share.

As of March 31, 2024 & December 31, 2023, Mountain Top Properties Inc. had 100,000,000 shares of Series A Preferred Stock issued and outstanding.

Common stock

Mountain Top Properties Inc is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share. As of March 31, 2024 & December 31, 2023, the Company had 266,775,020 shares of its common stock issued and outstanding.

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

On March 18, 2024, a Subscription Agreement was entered into by Mountain Top Properties, Inc. and Mark Vargas to invest $2,500 in consideration for purchasing 250,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

NOTE 7. SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after March 31, 2024, through May 13, 2024. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended March 31, 2024.

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

RESULTS OF OPERATIONS

Working Capital

	March 31, 2024	December 31, 2023

Current Assets	$416	$2,500
Fixed Assets	143,737	154,956
Current Liabilities	150,882	129,838
Non-Current Liabilities	95,960	108,354
Working Capital Deficit	$(150,466)	$(127,338)

Cash Flows

	March 31, 2024	March 31, 2023

Cash Flows from (used in) Operating Activities	$4,584	$—
Cash Flows from Investment Activities	—	—
Cash Flows from Financing Activities	2,500	—
Net Decrease in Cash During Period	$(2,084)	$—

 For the Three months Ended March 31, 2024 and March 31, 2023

Operating Revenues

We have generated revenues of $0 for the three months ended March 31, 2024 and $0 for the three months ended March 31, 2023.

Operating Expenses and Net Loss

Operating expenses for the three months March 31, 2024, were $24,453 compared with $6,617 for the three months ended March 31, 2023.  The increase in operating expenses consisted of a increase in general and administrative expenses from $0 for the three months ended March 31, 2023, to $17,434 the three months March 31, 2024, an increase in professional fees from $5,936 for the three months ended March 31, 2023, to $7,019 for the three months ended March 31, 2024 and a decrease in depreciation expense from $681 for the three months ended March 31, 2023, to $0 for the three months ended March 31, 2024.

In the three months ended March 31, 2024, the Company recorded a net of loss of $24,453

In the year ended December 31, 2023, the Company recorded a net loss of $(562,256)

Liquidity and Capital Resources

At March 31, 2024, the Company's cash balance was $416 , Right to Use - Operating Lease Asset was $143,737.

For total assets of $144,153. As of March 31, 2024, the Company had total liabilities of $246,842.

As of March 31, 2024, the Company had a working capital deficit of $(150,466).

At December 31, 2023, the Company's cash balance was $2,500 , Right to Use - Operating Lease Asset was $154,956.

For total assets of $157,456. As of December 31, 2023, the Company had total liabilities of $238,192.

As of December 31, 2023, the Company had a working capital deficit of $(127,338).

A Lease Agreement was signed in December 2023. As of December 31, 2023 the company recorded a current lease liability of $46,602 and a non-current lease liability of $108,354. As of March 31, 2024 the company recorded a current lease liability of $47,777 and a non-current lease liability of $95,960. Amortization on the Right of Use -e Operating Lease Asset was $11,219 and Finance Lease Interest was $3,781, for the three months ended March 31, 2024.

Cash flow from Operating Activities

During the three months ended March 31, 2024, the Company used $4,584 of cash for operating activities, compared with $0 in the three months ended March 31, 2023.

Cash flow from Investing Activities

During the three months ended March 31, 2024 and March 31, 2023, the Company received $0 cash from investing activities.

Cash flow from Financing Activities

During the three months ended March 31, 2024 the Company had $2,500 in cash received from financing activities, compared with $0 in the three months ended March 31, 2023.

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

As of December 31, 2023 and March 31, 2024, the Company had 266,775,020 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share.

As of December 31, 2023 and March 31, 2024, the Company had 100,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

On March 18, 2024, a Subscription Agreement was entered into by Mountain Top Properties, Inc. and Mark Vargas to invest $2,500 in consideration for purchasing 250,000 shares of Common Stock at the price of $0.01 per share. This has been recorded as a Stock Payable in the Company.

Subsequent Developments

The Company evaluated all other events or transactions that occurred after March 31, 2024, through May 13, 2024. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended March 31, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Beau Kelley, our Principal Executive Officer and Anthony Lombardo, our Principal Financial Officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, March 31, 2024, filed on May 13, 2024, that such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2024 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of March 31, 2024, the Company determined that there were control deficiencies that constituted material weaknesses under COSO and SEC rules are, as described below:

(1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2024 and communicated the matters to our management and board of directors.

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: May 13, 2024	By:	/s/ Beau Kelley
Beau Kelley
President, Chief Executive Officer, and Director
(Principal Executive Officer))

Dated: May 13, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 13, 2024	By:	/s/ Beau Kelley
Beau Kelley
Chief Executive Officer, and Director
(Principal Executive Officer)
Dated: May 13, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
Chief Financial Officer, Secretary and Director
(Principal Financial Officer)