Form 10-K/A
period 2023-12-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2024-10-09
CIK 1658521

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

(Former Address of principal executive offices) (315) 451-7515
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

EXPLANATORY NOTE

Mountain Top Properties, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2023 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, solely to add an amend Item 9A Controls and Procedures to provide our conclusion on the effectiveness of our internal controls over financial reporting ("ICFR") pursuant to Item 308(a)(3) of Regulation S-K, in addition to the requirement to provide a conclusion regarding disclosure controls and procedures required by Item 307 of Regulation S-K.

In addition, the audit report as filed inadvertently with the Original Form 10-K was not signed by the auditors.  A signed version of the same audit report is herein included.

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K.  This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Houston, Texas

March 29, 2024 PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, the Company determined that there were control deficiencies that constituted material weaknesses under COSO and SEC rules are, as described below:

(1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2023 and communicated the matters to our management and board of directors.

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2023 based on criteria established in  Internal Control—Integrated Framework  issued by COSO.

ITEM 9B. OTHER INFORMATION

None.

17

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: October 9, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer , Chief Financial Officer, and Director
(Principal Executive Officer , Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 9, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
Presiden t, Chief Executive Officer , Chief Financial Officer, and Director
( Principal Executive Officer , Principal Financial Officer and Principal Accounting Officer)