Form 10-Q
period 2024-06-30
MOUNTAIN TOP PROPERTIES, INC.
filed 2024-10-10
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 268,325,020 of common stock as of the date of this filing, October 10, 2024.

PART 1 CONSOLIDATED FINANCIAL STATEMENTS

MOUNTAIN TOP PROPERTIES INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL QUARTER ENDED JUNE 30, 2024

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2024	December 31, 2023
ASSETS
Current Assets:	—	—
Cash and Cash Equivalents	311	2,500
Total Current Assets	311	2,500

Fixed Assets:
Operating Lease Asset (net)	132,235	154,956
Total Fixed Assets	132,235	154,956

TOTAL ASSETS	$132,546	$157,456

LIABILITIES & STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable	$5,397	$6,618
Accounts Payable - Rent Payable	30,000	—
Accounts Payable - Related Party	89,489	76,618
Current Operating Lease Liability	48,875	46,602
Total Current Liabilities	173,761	129,838

Non-Current Liabilities:
Non-Current Lease Liability	83,360	108,354
Total Non-Current Liabilities	83,360	108,354

Total Liabilities	257,121	238,192

Stockholders' Deficit
Preferred Stock, par value $0.0001,
100,000,000 shares Authorized, 100,000,000 shares Issued and
Outstanding at June 30, 2024 and December 31, 2023	10,000	10,000
Common Stock, par value $0.0001,
800,000,000 shares Authorized, 266,775,020 shares Issued and
Outstanding at June 30, 2024 and December 31, 2023	26,677	26,677
Common Stock Payable	39,000	36,500
Additional Paid-In Capital	567,061	567,061
Accumulated Deficit	(767,313)	(720,974)

Total Stockholders' Deficit	(124,575)	(80,736)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$132,546	$157,456

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expenses	15,105	—	32,539	—
Professional fees	6,781	5,097	13,800	11,033
Depreciation expenses	—	270	—	951
Total Operating Expenses	21,886	5,367	46,339	11,984

Operating Loss	(21,886)	(5,367)	(46,339)	(11,984)

Net Loss	$(21,886)	$(5,367)	$(46,339)	$(11,984)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	266,775,020	250,108,353	266,775,020	250,108,353

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2024
(Unaudited)

	Common Stock			Preferred Stock
	Shares	Stock Payable	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance At December 31, 2023	266,775,020	$36,500	$26,677	100,000,000	$10,000	$567,061	$(720,974)	$(80,736)
						—
Stock Payable	—	2,500	—	—	—	—	—	2,500

Net Loss for the Three Months Ended March 31, 2024	—	—	—	—	—	—	(24,453)	(24,453)

Net Loss for the Three Months Ended June 30, 2024	—	—	—	—	—	—	(21,886)	(21,886)

Balance At June 30, 2024	266,775,020	$39,000	$26,677	100,000,000	$10,000	$567,061	$(767,313)	$(124,575)

	The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Six Months Ended June 30, 2023
(Unaudited)

	Common Stock			Preferred Stock
	Shares	Stock Payable	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance At December 31, 2022	250,108,353	$—	$25,010	100,000,000	$10,000	$70,395	$(158,718)	$(53,313)

Net Loss for the Three Months Ended March 31, 2023	—	—	—	—	—	—	(6,617)	(6,617)

Net Loss for the Three Months Ended June 30, 2023	—	—	—	—	—	—	(5,367)	(5,367)

Balance At June 30, 2023	250,108,353	$—	$25,010	100,000,000	$10,000	$70,395	$(170,702)	$(65,297)

The accompanying notes are an integral part of these financial statements

MOUNTAIN TOP PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss	$(46,339)	$(11,984)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	—	951
Amortization of Right to Use Asset	22,721	—
Finance Lease Interest Expense	7,279	—
Changes In:
Accounts Payable	(1,221)	(1,000)
Accounts Payable - Rent Payable	30,000	—
Lease Liability	(30,000)	—
Accounts Payable - Related Party	12,871	12,033
Net Cash Used in Operating Activities	$(4,689)	$—

CASH FLOWS FROM INVESTMENT ACTIVITIES
Net Cash Used in Investment Activities	$—	$—

CASH FLOWS FROM FINANCING ACTIVITIES
Cash receipt against Issuance of Stock	2,500	—
Net Cash Provided by Financing Activities	$2,500	$—

Net (Decrease) Increase in Cash	(2,189)	—
Cash at Beginning of Period	2,500	—

Cash at End of Period	$311	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

The accompanying notes are an integral part of these financial statements

  Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2024

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

The Company has a December 31 year end.

Anthony Lombardo is the Chief Executive officer, President and Director of Mountain Top Properties, Inc. Anthony Lombardo is the Chief Financial officer, Secretary and Director of Mountain Top Properties Inc.

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

For the six months ended June 30, 2024

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

For the six months ended June 30, 2024

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

During the six months years ended June 30, 2024, there were no stock based awards issued or outstanding.

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

For the six months ended June 30, 2024

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2024.

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

  Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2024

NOTE 3. GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred losses since inception and has an accumulated deficit of $767,313 as of June 30, 2024 and $720,974 as of December 31, 2023. The Company currently has limited liquidity and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors among others, raises substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties. The Company will require additional financing moving forward and is pursuing various strategies to accomplish this, including seeking equity funding and/or debt funding from private placement sources. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. There are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – FIXED ASSETS

Company’ fixed assets consist of office equipment and furniture purchased in 2020 and 2021.

As of December 31, 2023, the fixed assets are fully depreciated.

The Company depreciated its property using straight-line depreciation over the estimated useful life of 3 years.

For the six months ended June 30, 2023, the Company recorded $951 in depreciation

For the six months ended June 30, 2024, the Company recorded $0 in depreciation.   .

NOTE 5 – LEASE AGREEMENTS

The Company entered into a Performance Master Lease Agreement on December 10, 2023, signed by Beau Kelley, the Company's Chief Executive Officer as of that date. The Agreement is between Mountain Top Realty Inc., a subsidiary of Mountain Top Properties Inc. and 317 E Penn Avenue Inc.  The Lessor leases to the Lessee the premises of 5.8 acre lot and 225,561 square foot building located at 317 E Penn Avenue Robesonia, PA 19565.  The Lessee and Lessor will share in all Profits from the Premises on a fifty-fifty (50/50) basis. The Lessee will pay the Lessor a minimum lease payment of $5,000 a month out of rents collected for the terms of this lease. The Lessee agrees to oversee most aspects of the property management. The Agreement is for a initial period of three (3) years from the effective date, unless terminated by either party for cause and may be extended by agreement of both parties.  The Monthly lease activity was to be recognized on January 1, 2024.

A Right to Use Asset of $154,956, Current Lease Liability of $46,602 and Non-Current Lease Liability of $108,354 were recorded as of December 31, 2023 for this Agreement.

A Right to Use Asset of $132,235, Current Lease Liability of $48,875 and Non-Current Lease Liability of $83,360 were recorded as of June 30, 2024 for this Agreement.

Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2024

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

As of the six months ended, June 30, 2024, the Company’s majority preferred stockholder, Joseph Passalaqua, loaned the Company $10,471 for paying professional fees and administrative expenses. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

 As of June 30, 2024 a total of $70,689 is owed for these loans to Joseph Passalaqua..

In 2023, the Company's previous Chief Executive Officer, Beau Kelley loaned the Company $500. This amount is non-interest bearing, due upon demand, unsecured and included in Accounts Payable – Related Party.

As of December 31, 2023 and June 30, 2024, $500 is owed to Beau Kelley.

In 2020-2024, Related Parties provided internal accounting services:

As of year ended December 31, 2023 and six months ended June 30, 2024, $2,000 is owed to Midland Consulting for internal accounting services. This amount is non-interest bearing, due upon demand and unsecured.

As of the year ended December 31, 2023, $13,900 was owed to Lyboldt- Daly, Inc., for internal accounting services.

As of June 30, 2024, to total amount increased to $16,300, owed to Lyboldt-Daly Inc for internal accounting services. Joseph Passalaqua is the majority preferred stockholder of Mountain Top Properties Inc and the sole officer of Lyboldt-Daly, Inc. This amount is non-interest bearing, due upon demand and unsecured.

  Mountain Top Properties, Inc.

Notes to Consolidated Financial Statements

For the six months ended June 30, 2024

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred stock

Mountain Top Properties Inc. is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share.

As of June 30, 2024 & December 31, 2023, Mountain Top Properties Inc. had 100,000,000 shares of Series A Preferred Stock issued and outstanding.

Common stock

Mountain Top Properties Inc is authorized to issue 800,000,000 shares of common stock, par value of $.0001 per share. As of June 30, 2024 & December 31, 2023, the Company had 266,775,020 shares of its common stock issued and outstanding.

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

NOTE 8. SUBSEQUENT EVENTS

On July 29, 2024, the Company issued 1,000,000 shares of common stock to Mark Vargas in exchange for a $10,000 Stock Payable recorded on December 8, 2023.

On July 29, 2024, the Company issued 300,000 shares of common stock to Tatiana Vargas for a $3,000 Stock Payable recorded on December 15, 2023.

On August 14, 2024, the Company issued 250,000 shares of common stock to Mark Vargas in exchange for a $2,500 Stock Payable recorded on March 18, 2024.

  The Company evaluated all other events or transactions that occurred after June 30, 2024, through October 10, 2024. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended June 30, 2024.

On September 11, 2024 , Anthony Lombardo was elected sole Director and appointed as CEO, CFO, President and Secretary. He is currently the sole Director and sole Officer of the Company.

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

RESULTS OF OPERATIONS

Working Capital

	June 30, 2024	December 31 , 2023

Current Assets	$311	$2,500
Fixed Assets	132,235	154,956
Current Liabilities	173,761	129,838
Non-Current Liabilities	83,360	108,354
Working Capital Deficit	$(124,575)	$(80,736)

Cash Flows

	June 30, 2024	June 30, 2023

Cash Flows from (used in) Operating Activities	$4,689	$—
Cash Flows from Investment Activities	—	—
Cash Flows from Financing Activities	2,500	—
Net Decrease in Cash During Period	$(2,189)	$—

RESULTS OF OPERATIONS (Continued)

For the Three months Ended June 30, 2024 and June 30, 2023

Operating Revenues

 We have generated revenues of $0 for the three months ended June 30, 2024 and $0 for the three months ended June 30, 2023.

Operating Expenses and Net Loss

Operating expenses for the three months June 30, 2024, were $21,886 compared with $5,367 for the three months ended June 30, 2023.  The increase in operating expenses consisted of a increase in general and administrative expenses from $0 for the three months ended June 30, 2023, to $15,105 the three months June 30, 2024, an increase in professional fees from $5,097 for the three months ended June 30, 2023, to $6,781 for the three months ended June 30, 2024 and a decrease in depreciation expense from $270 for the three months ended June 30, 2023, to $0 for the three months ended June 30, 2024.

In the three months ended June 30, 2024, the Company recorded a net of loss of $21,886.

In the year ended December 31, 2023, the Company recorded a net loss of $556,256.

For the Six months Ended June 30, 2024 and June 30, 2023

 Operating Revenues

 We have generated revenues of $0 for the six months ended June 30, 2024 and $0 for the six months ended June 30, 2023.

Operating Expenses and Net Loss

Operating expenses for the six months June 30, 2024, were $46,339 compared with $11,984 for the six months ended June 30, 2023.  The increase in operating expenses consisted of a increase in general and administrative expenses from $0 for the six months ended June 30, 2023, to $32,539, for the six months ended June 30, 2024, an increase in professional fees from $11,033 for the six months ended June 30, 2023, to $13,800 for the six months ended June 30, 2024 and a decrease in depreciation expense from $951 for the six months ended June 30, 2023, to $0 for the six months ended June 30, 2024.

In the six months ended June 30, 2024, the Company recorded a net of loss of $46,339.

In the year ended December 31, 2023, the Company recorded a net loss of $556,256.

Liquidity and Capital Resources

At June 30, 2024, the Company's cash balance was $311 , Right to Use - Operating Lease Asset was $132,235.

For total assets of $144,153. As of June 30, 2024, the Company had total liabilities of $246,842.

As of June 30, 2024, the Company had a working capital deficit of $124,575.

At December 31, 2023, the Company's cash balance was $2,500 , Right to Use - Operating Lease Asset was $154,956.

For total assets of $157,456. As of December 31, 2023, the Company had total liabilities of $238,192.

As of December 31, 2023, the Company had a working capital deficit of $80,736.

A Lease Agreement was signed in December 2023. As of December 31, 2023 the company recorded a current lease liability of $46,602 and a non-current lease liability of $108,354.

As of June 30, 2024 the company recorded a current lease liability of $48,875 and a non-current lease liability of $83,360. Amortization on the Right of Use -Operating Lease Asset was $22,721 and Finance Lease Interest was $7,279, for the six months ended June 30, 2024.

Cash flow from Operating Activities

 During the six months ended June 30, 2024, the Company used $4,689 of cash for operating activities, compared with $0 in the six months ended June 30, 2023.

Cash flow from Investing Activities

        During the six months ended June 30, 2024 and June 30, 2023, the Company received $0 cash from investing activities.

Cash flow from Financing Activities

During the six months ended June 30, 2024 the Company had $2,500 in cash received from financing activities, compared with $0 in the six months ended June 30, 2023.

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

As of December 31, 2023 and June 30, 2024, the Company had 266,775,020 shares of its common stock issued and outstanding.

Preferred Stock

The Company is authorized to issue 100,000,000 shares of Preferred Stock, par value $.0001 per share.

As of December 31, 2023 and June 30, 2024, the Company had 100,000,000 shares of Series A Preferred Stock were issued and outstanding.

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

Subsequent Developments

On July 29, 2024, the Company issued 1,000,000 shares of common stock to Mark Vargas in exchange for a $10,000 Stock Payable recorded on December 8, 2023.

On July 29, 2024, the Company issued 300,000 shares of common stock to Tatiana Vargas for a $3,000 Stock Payable recorded on December 15, 2023.

  The Company evaluated all other events or transactions that occurred after June 30, 2024, through October 10, 2024. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the consolidated financial statements for the period ended June 30, 2024.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on their evaluation of our disclosure controls and procedures(as defined in Rule 13a-15e under the Securities Exchange Act of 1934 the "Exchange Act"), Anthony Lombardo our Principal Executive Officer and  Principal Financial Officer has concluded that as of the end of the period covered by this quarterly report on Form 10-Q, June 30, 2024, filed on October 10, 2024, that such disclosure controls and procedures were not effective due to the lack of segregation of duties and lack of a formal review process that includes multiple levels of review to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms because of the identification of a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures. Our management is responsible for establishing and maintaining adequate internal control over financial reporting.

Under the supervision of our Chief Executive Officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting as of June 30, 2024 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses under COSO and SEC rules are, as described below:

(1) lack of a functioning audit committee and lack of a majority of independent directors on the Company’s board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures;

(2) inadequate segregation of duties consistent with control objectives; and (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements. The aforementioned potential material weaknesses were identified by the Company’s Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2024 and communicated the matters to our management and board of directors.

Management is currently evaluating remediation plans for the above control deficiency.

Accordingly, the Company concluded that this control deficiency resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2024 based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: October 10, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer) (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 10, 2024	By:	/s/ Antony Lombardo
Anthony Lombardo
Chief Executive Officer, Chief Financial Officer, Secretary and Director
(Principal Executive Officer) (Principal Financial Officer)