Form 10-K/A
period 2023-12-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2024-11-21
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 2

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

EXPLANATORY NOTE

Mountain Top Properties, Inc. the “Company”) is filing this Amendment No. 2 (this “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2023 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, solely to add an amended Item 9A Controls and Procedures to provide our conclusion on the effectiveness of our internal controls over financial reporting ("ICFR") pursuant to Item 308(a)(3) of Regulation S-K, in addition to the requirement to provide a conclusion regarding disclosure controls and procedures required by Item 307 of Regulation S-K.

In addition, the audit report as filed inadvertently with the Original Form 10-K was not signed by the auditors.  A signed version of the same audit report along with all the related financial statements is herein included.

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

1

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

Audited

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

 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2023, which is the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were, in design and operation, effective at the reasonable assurance level as of December 31, 2023.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting consists of policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) are designed and operated to provide reasonable assurance regarding the reliability of our financial reporting and our process for the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on our management’s evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, as specified above. Our management recognizes that any control system, no matter how well designed and operated, is based upon certain judgments and assumptions and cannot provide absolute assurance that its objectives will be met.

ITEM 9B. OTHER INFORMATION

None.

17

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

Exhibits:

Exhibits, Financial Statement Schedules

(a)	Financial Statements
(1)	Financial statements for our company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

Exhibit Number	Exhibit Description

3.1.1*	Articles of Incorporation as A& C Medical Supply, Inc. dated November 6, 1990*

3.1.2*	Certificate of Amendment to ACI Asset Management Inc, dated June 28, 1994*

3.1.3*	Certificate of Amendment dated February 23, 2000*

3.1.4*	Certificate of Amendment dated March 16, 2005*

3.1.5*	Certificate of Amendment to Interactive Business Development Inc. dated July 12, 2005*

3.1.6*	Certificate of Amendment to Baby Bright Corporation dated April 18, 2006*

3.1.7*	Certificate of Amendment to Mountain Top Properties, Inc. dated November 16, 2006*

3.1.8*	Certificate of Amendment dated January 21, 2021*

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 of the Principal Executive Officer and Principal Accounting Officer
* Filed with Form 10-12g/A on June 25, 2021
** Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOUNTAIN TOP PROPERTIES, INC.

Dated: November 20, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 20, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)