Form 10-K/A
period 2023-12-31
MOUNTAIN TOP PROPERTIES, INC.
filed 2024-11-22
CIK 1658521

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment 3

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

EXPLANATORY NOTE

Mountain Top Properties, Inc. (the “Company”) is filing this Amendment No. 3 (this “Amendment”) to its Annual Report on Form 10-K for the period ended December 31, 2023 (the “Original Form 10-K”), as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024, and to its Amendment No. 2 filed on November 20, 2024 solely to correct the date of filing on Form 32.2 as filed with the amendment

Except as described above, this Amendment does not amend, modify or update the information in, or exhibits to, the Original Form 10-K. Furthermore, this Amendment does not change any previously reported financial results nor does it reflect events occurring after the filing of the Original Form 10-K.  This Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Form 10-K.

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

MOUNTAIN TOP PROPERTIES, INC.

Dated: November 22, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: November 22, 2024	By:	/s/ Anthony Lombardo
Anthony Lombardo
President, Chief Executive Officer, Chief Financial Officer, and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)